Form 10-K405
period 1997-12-31
ANKER COAL GROUP INC
filed 1998-05-11
CIK 1022356

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)

[X] SPECIAL FINANCIAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Fiscal Year Ended December 31, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period From ______________ to __________________

                        Commission File Number 333-39643

                             ANKER COAL GROUP, INC.
             (Exact Name Of Registrant As Specified in Its Charter)

                        Delaware                                                             52-1990183
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)

         2708 Cranberry Square                                                                 26505
    Morgantown, West Virginia   26505                                                        (Zip Code)
(Address Of Principal Executive Offices)

       Registrant's telephone number, including area code: (304) 594-1616

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes      No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     State the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant: None.

     Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $.01 per share par value, 10,000 shares (May 1, 1998)

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                                                INDEX
                                                                                                                                PAGE
PART II

    Item 6    Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2
    Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations. . . . . . . . . . . . . . .3-5
    Item 8    Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6-26

PART IV

    Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . .27

                        ********************************


            This Annual Report on Form 10-K for the fiscal year ended December 31, 1997 is being filed pursuant to Rule 15d-2 under the Securities Exchange Act of 1934, as amended, and contains certified financial statements as required by Rule 15d-2, selected financial data and management's discussion and analysis. Rule 15d-2 provides generally that, if a registrant files a registration statement under the Securities Act of 1933, as amended, which does not contain certified financial statements for the registrant's last full fiscal year (or for the life of the registrant if less than a full year), then the registrant shall, within 90 days after the effective date of the registration statement, file a special financial report furnishing certified financial statements for such last fiscal year or other period as the case may be. Rule 15d-2 further provides that such special financial report is to be filed under cover of the facing sheet appropriate for the annual report of the registrant. Anker Coal Group, Inc.'s Registration Statement on Form S-4 (Registration Number 333-39643), which became effective February 10, 1998, did not contain the certified financial statements contemplated by Rule 15d-2; therefore, as required by Rule 15d-2, these are being filed with the Securities and Exchange Commission under cover of the facing page of an Annual Report on Form 10-K. Rule 15d-2 does not require management's discussion and analysis or other narrative disclosures, however, registrants are encouraged to provide that information. As such, selected financial data and management's discussion and analysis for the years ended December 31, 1997 and December 31, 1996 are being filed with the Securities and Exchange Commission.


            This report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places herein and include statements regarding the intent, belief of current expectations of the performance of the Company or related industry developments. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those described or implied in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company. The most important factors include, but are not limited to, weather, unexpected maintenance problems, variations in coal seam thickness, variations in rock and soil overlying the coal deposit, variations in rock and other natural minerals, a disruption in or an increase in the cost of transportation services, early modification or termination of the Company's long-term coal supply contracts, competition within the coal production and electricity generation industries, regulatory uncertainties, price fluctuations and labor disruptions.

ITEM 6.  SELECTED FINANCIAL DATA

     The information in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7, and the Company's consolidated financial statements under Item 8.

                                                                 THE COMPANY (1)
                                                  -----------------------------------------------             THE
                                                                      ADJUSTED                           PREDECESSOR (1)
                                                                      COMBINED                          ----------------
                                                    YEAR              FOR THE           AUGUST 1,           JANUARY 1,
                                                    ENDED            YEAR ENDED          1996 TO             1996 TO
                                                  DECEMBER 31,       DECEMBER 31,       DECEMBER 31,          JULY 31,
                                                     1997             1996(2)             1996                1996
                                                  ---------          ---------          ---------          ---------
                                                                    (UNAUDITED)
STATEMENT OF OPERATIONS DATA:                                             (DOLLARS IN THOUSANDS)
Total coal sales and related revenue              $ 322,979          $ 290,155          $ 123,246          $ 166,909
Operating expenses:
     Cost of operations and selling expenses        295,387            259,579            110,215            149,364
     Other operating expenses                        26,932             21,853             10,175             11,678
     Loss on impairment of investment                 8,267                 --                 --                 --
     Non-cash stock compensation and
         non-recurring related expenses                  --              2,969                 --              2,969
                                                  ---------          ---------          ---------          ---------
     Operating (loss) income                         (7,607)             5,754              2,856              2,898
Interest expense                                    (10,042)            (4,886)            (2,090)            (2,796)
Other income                                          2,083              1,480                373              1,107
Life insurance proceeds                              15,000                 --                 --                 --
                                                  ---------          ---------          ---------          ---------
     (Loss) income from continuing
          operations  before income taxes
          and extraordinary item                       (566)             2,348              1,139              1,209
Income tax (benefit) expense                         (1,242)               351                485               (134)
                                                  ---------          ---------          ---------          ---------
     Net income before extraordinary item               676              1,997                654              1,343
Extraordinary item                                    3,849                 --                 --                 --
                                                  ---------          ---------          ---------          ---------
     Net (loss) income                            $  (3,173)         $   1,997          $     654          $   1,343
                                                  =========          =========          =========          =========

CASH FLOW DATA:
Net cash (used in) provided by operating
     activities                                   $  (5,047)                            $    (564)         $  19,022
Net cash provided by (used in)
     investing activities                           (47,025)                              (84,968)            (1,764)
Net cash  (used in) financing activities             51,516                                86,088            (29,795)

BALANCE SHEET DATA:
Working capital                                   $  22,715                             $   7,410
Total assets                                        304,650                               259,683
Total long-term debt(3)                             133,599                                88,029
Mandatorily redeemable preferred stock               22,651                                20,775
Total stockholder's equity                           75,730                                80,779

(1) The Company was organized as a corporation in August 1996 under the laws of the State of Delaware to effect the acquisition (the
      "Recapitalization") of Anker Group, Inc. (the "Predecessor").

(2) The adjusted combined statements of operations data and other data for the year ended December 31, 1996 combine the results of operations of the Predecessor for the period January 1, 1996 to July 31, 1996 and of the Company for the period August 1, 1996 to December 31, 1996.

(3) Includes current portion of long-term debt. See the consolidated financial statements included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO ADJUSTED COMBINED YEAR ENDED DECEMBER 31, 1996

            COAL SALES AND RELATED REVENUES. Coal sales and related revenues were $323.0 million for the year ended December 31, 1997 compared to 290.2 million for the year ended December 31, 1996, an increase of 11.3%. Coal sales volume was 13.4 million tons for the year ended December 31, 1997 compared to
11.6 million tons for the year ended December 31, 1996, an increase of 15.4%. The increased volume resulted primarily from an increase in commission sales of
0.8 million tons, recent acquisitions, mine expansion and development and the Company's investment in Oak Mountain Energy, L.L.C. ("Oak Mountain"). The average price received for captive and brokered sales increased by $0.50 per ton.

            COST OF OPERATIONS AND SELLING EXPENSES. The cost of operations and selling expenses totaled $295.4 million for the year ended December 31, 1997 compared to $259.6 million for the year ended December 31, 1996, an increase of 13.8%. The increase primarily resulted from an increased volume of shipments and increased costs related to adverse geological conditions at two of the Company's mines. The cost of operations and selling expenses for the Company was $22.09 per ton shipped for the year ended December 31, 1997 compared to $22.40 per ton for the year ended December 31, 1996, a decrease of 1.4%.

            OTHER OPERATING EXPENSES. Operating expenses for the year ended December 31, 1997 were $26.9 million compared to $21.9 million for the year ended December 31, 1996, an increase of 22.8%. General and administrative expenses increased 25.6%, to $9.5 million for the year ended December 31, 1997 compared to $7.5 million for the year ended December 31, 1996. The increase in general and administrative costs primarily resulted from the increase in the Company's management staff necessary to manage the additional mines developed or acquired since December 31, 1996. Depreciation, depletion and amortization was $17.5 million for the year ended December 31, 1997 compared to $14.3 million for the year ended December 31, 1996, an increase of 22.0%. The increase in depreciation, depletion and amortization primarily resulted from the amorization of purchase accounting adjustments and goodwill relating to the Recapitalization and from acquisitions made by the Company in the year ended December 31, 1997.

            LOSS ON IMPAIRMENT OF INVESTMENT. In February 1998, the Company sold its investment in Oak Mountain and recorded an impairment loss of $8.3 million to adjust the Company's investment to its fair market value less cost to sell as of December 31, 1997.

            NON-CASH STOCK COMPENSATION AND NON-RECURRING RELATED EXPENSES. During June 1996 the Company made a non-cash common stock grant to one of its executive officers in the amount of $1.5 million. This grant was intended to reward such executive officer for past service and to ensure the continued top management of the Company. In conjunction with that transaction, a cash bonus and related expenses were awarded in the amount of $1.5 million. These transactions resulted in an expense of $3.0 million in 1996 which did not reoccur in 1997.

            INTEREST EXPENSE. Interest expense was $10.0 million for the year ended December 31, 1997 compared to $4.9 million for the year ended December 31, 1996, an increase of 105.5%. The increase was due to an increase in the average outstanding indebtedness and average effective interest rate in 1997 as compared to 1996.

            LIFE INSURANCE PROCEEDS. On October 12, 1997, John J. Faltis, the Company's President, Chief Executive Officer and Chairman of the Board of Directors, was killed in a helicopter accident in West Virginia. In accordance with the stockholders' agreement, dated as of August 12, 1996, among the Company, Mr. Faltis, JJF Group Limited Liability Company, a West Virginia limited liability company formerly controlled by Mr. Faltis and now controlled by his estate ("JJF Group"), and others (the "Stockholders' Agreement") the Company maintained key man life insurance on the life of Mr. Faltis in the amount of $15 million. Under the Stockholders' Agreement the Company must use the proceeds from the key man policy to repurchase as much of the Company's Common Stock owned by JJF Group as possible, based on the fair market value of such Common Stock. In December 1997, the Company received $5 million in life insurance proceeds, which it has used to temporarily reduce the outstanding indebtedness under the Amended and Restated Revolving Credit Facility. As soon as the fair market value of the Common Stock owned by JJF Group is determined, such proceeds will be reborrowed under the Amended and Restated Revolving Credit Facility and applied to the purchase of such Common Stock.

            INCOME TAXES. Income tax benefit from operations for the year ended December 31, 1997 was $1.2 million compared to $0.4 million in income tax expense for the year ended December 31, 1996, a decrease of $1.6 million. This primarily resulted from the exclusion of the life insurance proceeds and the deductibility of the Company's taxable loss offset against a valuation allowance established for the Oak Mountain capital loss.

            EXTRAORDINARY ITEM. For the year ended December 31, 1997, the Company wrote-off the unamortized portion of debt issuance costs relating to a credit facility, a credit agreement dated August 12, 1996 (the "Original Credit Facility") which was amended and restated in connection with the Company's issuance of 9-3/4% Notes due 2007 (the "Senior Notes") on September 25, 1997 (such credit facility as amended and restated is being referred to herein as the "Amended and Restated Credit Facility"). The Company incurred a loss on the refinancing of approximately $3.9 million, net of income taxes of $1.5 million.

            NET INCOME. For the year ended December 31, 1997, the Company's loss was $3.2 million compared to $2.0 million of income for the year ended December 31, 1996, a decrease of $5.2 million. The decrease in net income is primarily due to the increase in operating expenses for items such as: adverse geological conditions at two of the Company's mines, general and administrative costs related to increase in management staff and depreciation, depletion and amortization. The following also contributed to the decrease in net income: the extraordinary loss related to the write off of unamortized debt costs, the impairment of the Oak Mountain investment offset by the life insurance proceeds.

LIQUIDITY AND CAPITAL RESOURCES

            The Company has substantial indebtedness and significant debt service obligations. As of December 31, 1997, the Company had total long-term indebtedness, including the Senior Notes and current maturities, in aggregate principal amount of $133.6 million. The indenture governing the Senior Notes (the "Indenture") permits the Company and its Restricted Subsidiaries (as defined in the Indenture) to incur additional indebtedness, including secured indebtedness, subject to certain limitations. Such limitations will include certain covenants that, among other things: (i) limit the incurrence by the Company and its Restricted Subsidiaries of additional indebtedness and the issuance of certain preferred stock; (ii) restrict the ability of the Company and its Restricted Subsidiaries to make dividends and other restricted payments (including investments); (iii) limit the ability of the Restricted Subsidiaries to incur dividend and other payment restrictions; (iv) limit transactions by the Company and its Restricted Subsidiaries with affiliates; (v) limit the ability of the Company and its Restricted Subsidiaries to make asset sales; (vi) limit the ability of the Company and its Restricted Subsidiaries to incur certain liens; (vii) limit the ability of the Company to consolidate or merge with or into, or to transfer all or substantially all of its assets to, another person and (viii) limit the ability of the Company to engage in other lines of business. In addition, the Amended and Restated Revolving Credit Facility contains additional and more restrictive covenants as compared to the Indenture and requires the Company to maintain specified financial ratios and satisfy certain tests relating to its financial condition.

            The Company's principal liquidity requirements are for debt service requirements under the Senior Notes, the Amended and Restated Revolving Credit Facility, other outstanding indebtedness, and for working capital needs and capital expenditures. Historically, the Company has funded its capital and operating requirements with a combination of operating cash flow, borrowings under credit facilities and equity investments. The Company has utilized these sources of funds to make acquisitions, to fund significant capital investments in its properties, to fund operations and to service debt under credit facilities.

            In 1997, the Company used $45 million for capital expenditures including $10 million in capital expenditures for Oak Mountain. The Company has budgeted approximately $24.0 million for capital expenditures in 1998. Of the $24 million budgeted for capital expenditures in 1998, approximately $14.0 million relates to the development of recently opened or acquired properties and to the acquisition of new properties.


            The Company's ability fo fund its operations and make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under is debt agreements depends on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control. There can be no assurance that the Company's operating results, cash flow and capital resources will be sufficient to satisfy the foregoing provisions. If the Company cannot generate sufficient cash flow from operations or call upon other resources, the Company could face liqidity problems and might be required to take certain actions, including to reduce or delay planned expansion and capital expenditures, sell assets, obtain additional equity capital or restructure its debt. There can be no assurance that any of these actions could be effected on satisfactorily terms, if at all.


            On September 25, 1997, the Company issued a $125,000,000 of unsecured 9-3/4% Senior Notes due October 1, 2007. Interest on the Senior Notes is payable semiannually on April 1 and October 1 of each year commencing April 1, 1998.

            In connection with the offering of the Senior Notes, the Company entered into the Amended and Restated Revolving Credit Facility, under which, on December 31, 1997 it had approximately $7.0 million of outstanding indebtedness and additional undrawn availability of approximately $64.0 million. Interest rates on the revolving facility credit loans are based, at the Company's option, on the Base Rate (as defined in the Amended and Restated Revolving Credit Facility) or LIBOR (as defined in the Amended and Restated Revolving Credit Facility). The Amended and Restated Revolving Credit Facility commitment will mature six years after the Closing Date (as defined in the Amended and Restated Revolving Credit Facility). The Amended and Restated Revolving Credit Facility contains certain restrictions and limitations, including financial covenants that require the Company to maintain and achieve certain levels of financial performance and limitations on the payment of cash dividends and similar restricted payments. One such covenant that controls the Company's borrowings is a net leverage ratio based on a rolling twelve month basis of cashflow. As a result of recording the life insurance proceeds in December 1997, the Company's net leverage ratio was reduced creating additional availability of borrowings. The rolling twelve month basis of the net leverage ratio covenant provides the Company the additional borrowing availability during the first three quarters of 1998. During the fourth quarter of 1998 the life insurance proceeds will no longer result in increased borrowing availability.

            On December 26, 1997, the Company, the Guarantors, the Lenders and The Chase Manhattan Bank, as administrative agent, entered into an amendment to the Amended and Restated Revolving Credit Facility which (i) increased the net leverage ratio for the period from October 1, 1997 through September 30, 1998,
(ii) reduced the net interest coverage ratio for the period from January 1, 1998 through September 30, 1998 and (iii) established a limit on the amount of capital expenditures in 1998 and reduced the amount of such expenditures with respect to reserves acquired after the closing of the Amended and Restated Revolving Credit Facility. In addition, the amendment increased (i) the interest rate on borrowings (a) for the period from January 1, 1998 through March 31, 1998, to LIBOR plus 2.75% or ABR plus 1.75%, and (b) thereafter, to a range of LIBOR plus 1.00% to 3.00% or ABR to ABR plus 2.00%, depending on the net leverage ratio, and (ii) increased the commitment fee (a) for the period from January 1, 1998 through March 31, 1998, to 0.5% per annum, and (b) thereafter, to a range of 0.25% to 0.50%, depending on the net leverage ratio.


DIVIDEND RESTRICTIONS AFFECTING SUBSIDIARIES

            As of December 31, 1997 there were no restrictions affecting the ability of the guarantor subsidiaries of the Senior Notes to make distributions to the Company or other guarantor subsidiaries except to the extent provided by law generally (eg, adequate capital to pay dividends under corporate law).

IMPACT OF THE YEAR 2000 ISSUE

            The Company relies heavily on computer technology to effectively carry out its day-to-day operations. As the millennium approaches, the Company is assessing all of its computer systems to ensure that they are "Year 2000" compliant. In this process, the Company expects to both replace some systems and upgrade others which are not Year 2000 compliant. The Company expects its Year 2000 project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems. The Company presently believes, with modification to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year. The Company's stated expectations regarding its Year 2000 project constitute forward-looking statements. Actual results could differ materially from the Company's expectations due to unanticipated technological difficulties or project delays.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS



                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
Anker Coal Group, Inc. and Subsidiaries:

            We have audited the accompanying consolidated balance sheet of Anker Coal Group, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997 and for the period August 1, 1996 (date of acquisition) through December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anker Coal Group, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for the year ended December 31, 1997 and for the period August 1, 1996 (date of acquisition) through December 31, 1996 in conformity with generally accepted accounting principles.

/s/ COOPERS & LYBRAND L.L.P.



Pittsburgh, Pennsylvania
March 12, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
Anker Group, Inc. and Subsidiaries:

            We have audited the accompanying consolidated statement of operations, stockholders' equity, and cash flows of Anker Group, Inc. and Subsidiaries (Predecessor) for the period January 1, 1996 through July 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

            We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows of Anker Group, Inc. and Subsidiaries (Predecessor) for the period January 1, 1996 through July 31, 1996 in conformity with generally accepted accounting principles.


/s/ COOPERS & LYBRAND L.L.P.



Pittsburgh, Pennsylvania
February 28, 1997

                                     ANKER COAL GROUP, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEET
                                            DECEMBER 31, 1997 AND 1996
                                                  (IN THOUSANDS)

                                                     ASSETS
                                                                                         1997             1996
                                                                                      ---------         ---------
Current assets:
     Cash and cash equivalents                                                               --         $     556
     Accounts receivable:
          Trade                                                                       $  31,029            28,526
          Affiliates                                                                        223             1,137
     Inventories                                                                         10,717             6,085
     Current portion of long-term notes receivable                                          791               415
     Life insurance proceeds receivable                                                  10,000                --
     Prepaid expenses and other                                                           4,659             2,127
     Deferred income taxes                                                                  399               303
                                                                                      ---------         ---------
          Total current assets                                                           57,818            39,149

Properties:
     Coal lands and mineral rights                                                      101,324            80,899
     Machinery and equipment                                                             83,370            67,732
                                                                                      ---------         ---------
                                                                                        184,694           148,631
     Less allowances for depreciation, depletion and amortization                        17,333             5,685
                                                                                      ---------         ---------
                                                                                        167,361           142,946
Other assets:
     Advance minimum royalties                                                           19,050            15,473
     Goodwill, net of accumulated amortization of $1,408 and $362 in
          1997 and 1996, respectively                                                    43,010            39,270
     Other intangible assets, net of accumulated amortization of $432 and $390
          in 1997 and 1996, respectively                                                  6,553             7,644
     Notes receivable, including $4,500 with an affiliate at December 31, 1996            5,056             9,019
     Other assets                                                                         5,802             6,182
                                                                                      ---------         ---------
          Total assets                                                                $ 304,650         $ 259,683
                                                                                      =========         =========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable:
          Trade                                                                          20,173            17,508
          Affiliates                                                                      1,572                --
     Accrued interest                                                                     3,530               369
     Accrued expenses and other                                                           9,029             9,663
     Current maturities of long-term debt                                                   799             4,199
                                                                                      ---------         ---------
          Total current liabilities                                                      35,103            31,739

Long-term debt                                                                          132,800            83,830
Other liabilities:
     Accrued reclamation expenses                                                        18,619            18,861
     Deferred income taxes                                                               12,976            17,576
     Other                                                                                6,771             6,123
                                                                                      ---------         ---------
          Total liabilities                                                             206,269           158,129

Commitments and contingencies                                                                --                --

Mandatorily redeemable preferred stock                                                   22,651            20,775

Stockholders' equity:
     Preferred stock                                                                     23,000            23,000
     Common stock                                                                            --                --
     Paid-in capital                                                                     57,900            57,900
     Accumulated deficit                                                                 (5,170)             (121)
                                                                                      ---------         ---------
          Total stockholders' equity                                                     75,730            80,779
                                                                                      ---------         ---------
          Total liabilities and stockholders' equity                                  $ 304,650         $ 259,683
                                                                                      =========         =========

              The accompanying notes are an integral part of the consolidated financial statements.

                                                        8

                          ANKER COAL GROUP, INC. AND SUBSIDIARIES AND PREDECESSOR
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (IN THOUSANDS)

                                                            THE COMPANY      THE COMPANY        PREDECESSOR
                                                            -----------      -----------        -----------
                                                                                PERIOD             PERIOD
                                                               YEAR            AUGUST 1          JANUARY 1
                                                               ENDED            THROUGH           THROUGH
                                                            DECEMBER 31,      DECEMBER 31,        JULY 31,
                                                               1997              1996              1996
                                                             ---------         ---------         ---------
Coal sales and related revenue                               $ 322,979         $ 123,246         $ 166,909

Expenses:
     Cost of operations and selling expenses                   295,387           110,215           149,364
     Depreciation, depletion and amortization                   17,470             6,437             7,882
     General and administrative                                  9,462             3,738             3,796
     Stock compensation and related expenses                        --                --             2,969
     Loss on impairment of investment                            8,267                --                --
                                                             ---------         ---------         ---------

          Total expenses                                       330,586           120,390           164,011

          Operating (loss) income                               (7,607)            2,856             2,898

Interest, net of $760 capitalized in 1997                      (10,042)           (2,090)           (2,796)
Life insurance proceeds                                         15,000                --                --
Other income, net                                                2,083               373             1,107
                                                             ---------         ---------         ---------

          (Loss) income before income taxes and
            extraordinary item                                    (566)            1,139             1,209

Income tax (benefit) expense                                    (1,242)              485              (134)
                                                             ---------         ---------         ---------

          Net income before extraordinary item                     676               654             1,343

Extraordinary item, net of taxes of $1,497                       3,849                --                --
                                                             ---------         ---------         ---------

           Net (loss) income                                    (3,173)              654             1,343

Less mandatorily redeemable preferred stock dividends            1,276               512               116
Less mandatorily redeemable preferred stock accretion              600               263                --
                                                             ---------         ---------         ---------

          Net (loss) income available to common
            stockholders                                     $  (5,049)        $    (121)        $   1,227
                                                             =========         =========         =========

          The accompanying notes are an integral part of the consolidated financial statements.

                                                     9

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1997 AND
             FOR THE PERIOD AUGUST 1, 1996 THROUGH DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                      PREFERRED   COMMON      PAID-IN      ACCUMULATED
                                                        STOCK      STOCK      CAPITAL        DEFICIT         TOTAL
                                                      ---------   ------      -------      -----------       -----
Balance at August 1, 1996                                   --        --            --            --             --

Initial Company capitalization                        $ 23,000        --      $ 57,900            --       $ 80,900

Net income                                                  --        --            --      $    654            654

Mandatorily redeemable preferred stock dividends            --        --            --          (512)          (512)

Mandatorily redeemable preferred stock accretion            --        --            --          (263)          (263)
                                                      --------     -----      --------      --------       --------

Balance at December 31, 1996                            23,000        --        57,900          (121)        80,779

Net loss                                                    --        --            --        (3,173)        (3,173)

Mandatorily redeemable preferred stock dividends            --        --            --        (1,276)        (1,276)

Mandatorily redeemable preferred stock accretion            --        --            --          (600)          (600)
                                                      --------     -----      --------      --------       --------

Balance at December 31, 1997                          $ 23,000        --      $ 57,900      $ (5,170)      $ 75,730
                                                      ========     =====      ========      ========       ========



                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                   PREDECESSOR
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE PERIOD JANUARY 1, 1996 THROUGH JULY 31, 1996
                                 (IN THOUSANDS)



                                                     PREFERRED       COMMON       PAID-IN       RETAINED
                                                       STOCK         STOCK        CAPITAL       EARNINGS        TOTAL
                                                     ---------       ------       -------       --------        -----
Balance at December 31, 1995                          $ 14,122      $     50      $ 40,007      $  3,024       $ 57,203

Stock compensation                                          --            --         1,500            --          1,500

Net income                                                  --            --            --         1,343          1,343

Mandatorily redeemable preferred stock dividends            --            --            --          (116)          (116)
                                                      --------      --------      --------      --------       --------

Balance at July 31, 1996                              $ 14,122      $     50      $ 41,507      $  4,251       $ 59,930
                                                      ========      ========      ========      ========       ========



                     The accompanying notes are an integral
                 part of the consolidated financial statements.

             ANKER COAL GROUP, INC. AND SUBSIDIARIES AND PREDECESSOR
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              THE COMPANY    THE COMPANY     PREDECESSOR
                                                                              -----------    -----------     -----------
                                                                                                PERIOD         PERIOD
                                                                                 YEAR          AUGUST 1       JANUARY 1
                                                                                 ENDED         THROUGH         THROUGH
                                                                             DECEMBER 31,    DECEMBER 31,      JULY 31,
                                                                                 1997            1996           1996
                                                                             ------------    ------------     ---------
Cash flows from operating activities:
    Net (loss) income                                                         $  (3,173)      $     654       $   1,343
          Adjustments to reconcile net (loss) income to net
               cash (used in) provided by operating activities:
          Extraordinary item, net of taxes                                        3,849              --              --
          Impairment loss                                                         8,267              --              --
          Depreciation, depletion and amortization                               17,470           6,437           7,882
          Minority interest                                                          --              31              (5)
          Life insurance proceeds                                               (15,000)             --              --
          Deferred taxes                                                         (2,739)            485            (257)
          Gain on sale of property, plant and equipment                            (352)           (203)           (806)
          Loss on sale of investment                                              1,069              --              --
          Stock compensation                                                         --              --           2,969
          Changes in operating assets and liabilities (net of assets and liabilities acquired and disposed of):
               Accounts receivable                                               (5,536)           (434)          2,153
               Inventories, prepaid expenses and other                           (7,511)          5,515          (1,258)
               Advance minimum royalties                                         (3,777)         (2,095)           (706)
               Accounts payable, accrued expenses and other                       2,513         (10,087)          8,095
               Other liabilities                                                   (127)           (867)           (388)
                                                                              ---------       ---------       ---------
                    Net cash (used in) provided by operating
                         activities                                              (5,047)           (564)         19,022
                                                                              ---------       ---------       ---------

Cash flows from investing activities:
     Purchase of Anker Group, Inc., including related
          acquisition cost of $7,534, net of cash acquired of
          $6,980 and liabilities assumed of $151,873                                 --         (66,554)             --
     Acquisitions                                                                (9,883)         (4,262)             --
     Purchases of properties                                                    (45,203)         (6,769)         (3,046)
     Proceeds from sales of property, plant and equipment                         2,549             213           1,560
     Proceeds from sale of investment                                             3,551              --              --
     Issuances of notes receivable                                               (2,156)         (4,991)           (671)
     Payments received on notes receivable                                        5,134             518             889
     Intangible assets                                                             (927)           (277)             --
     Other assets                                                                   (90)         (2,846)           (496)
                                                                              ---------       ---------       ---------
                    Net cash used in investing activities                       (47,025)        (84,968)         (1,764)
                                                                              ---------       ---------       ---------

Cash flows from financing activities:
     Proceeds from revolving line of credit and long-term
          debt                                                                  176,394          81,460          49,389
     Principal payments on revolving line of credit and
          long-term debt                                                       (249,199)        (45,372)        (79,184)
     Proceeds from issuance of Senior Notes                                     125,000              --              --
     Debt issuance costs                                                         (5,679)             --              --
     Proceeds from issuance of preferred and common
          stock                                                                      --          50,000              --
     Proceeds received from life insurance                                        5,000              --              --
                                                                              ---------       ---------       ---------
                    Net cash provided by (used in) financing
                         activities                                              51,516          86,088         (29,795)
                                                                              ---------       ---------       ---------

(Decrease) increase in cash and cash equivalents                                   (556)            556         (12,537)

Cash and cash equivalents at beginning of period                                    556              --          13,526
                                                                              ---------       ---------       ---------
Cash and cash equivalents at end of period                                           --       $     556       $     989
                                                                              =========       =========       =========



                     The accompanying notes are an integral
                 part of the consolidated financial statements.

             ANKER COAL GROUP, INC. AND SUBSIDIARIES AND PREDECESSOR

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

            Anker Coal Group, Inc. and Subsidiaries (the "Company") was formed in August 1996. The Company was capitalized with approximately $50 million in cash and $14.1 million of preferred and common stock exchanged for similar stock in Anker Group, Inc. and Subsidiaries (the "Predecessor"). Subsequently, the Company acquired the remaining 92.5% of the common stock of the Predecessor for approximately $87 million, which was funded by the issuance of $25 million of Class A mandatorily redeemable preferred stock and the payment of $62 million in cash, $12 million of which was borrowed under the Company's credit facilities. The acquisition was effective on August 12, 1996 but for accounting purposes, the Company has designated August 1, 1996 as the effective date of the acquisition. The acquisition of the Predecessor was accounted for using the purchase method of accounting as prescribed under Accounting Principles Bulletin No. 16, "Accounting for Business Combinations."

            The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited adjusted results have been prepared to illustrate results of operations had the acquisition been made on January 1, 1996 and do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

                                                                          1996
                                                                     (IN THOUSANDS)
                                                                        UNAUDITED
                                                                     -------------
Coal sales and related revenue                                          $290,155
                                                                        ========

Operating income                                                        $  5,754
                                                                        ========

Net income                                                              $  1,997
                                                                        ========


            The Company's operations, which are principally located in West Virginia and Maryland, consist of mining and selling coal from mineral rights which it owns and/or leases, as well as brokering coal from other producers.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION:

            The consolidated financial statements as of December 31, 1997 and 1996 and for the year ended December 31, 1997 and for the period August 1, 1996 (date of acquisition) through December 31, 1996 include the accounts of Anker Coal Group, Inc. and its wholly and majority-owned subsidiaries. The consolidated financial statements for the period January 1, 1996 through July 31, 1996 include the accounts of the Predecessor. All significant intercompany accounts and transactions have been eliminated in consolidation.

  CASH AND CASH EQUIVALENTS:

            Cash and cash equivalents include highly liquid investments with original purchase maturities of three months or less. Approximately $543,000 of the cash and cash equivalents balance at December 31, 1996 related to the Company's venture capital subsidiary which was restricted for the purchase of qualified investments in accordance with requirements of the State of West Virginia venture capital laws. There were no restrictions on cash and cash equivalent balances as of December 31, 1997.

INVENTORIES:

            Coal inventories are stated at the lower of average cost or market and amounted to approximately $8,822,000 and $4,367,000 at December 31, 1997 and 1996, respectively. Supply inventories are stated at the lower of cost (first in, first out) or market and amounted to approximately $1,895,000 and $1,718,000 at December 31, 1997 and 1996, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  PROPERTIES:

            Properties are recorded at cost, which includes the allocated purchase price for the acquisition described in Note 1.

            Coal lands represent the investment in land and related mineral and/or surface rights, including capitalized mine development costs, which are being mined or will be mined. Mine development costs of $40.7 million and $22.7 million at December 31, 1997 and 1996, respectively, represent expenditures incurred, net of revenue received, in the development of coal mines until the principal operating activity becomes coal production. Depletion and amortization of coal lands is computed on a tonnage basis calculated to amortize its costs fully over the estimated recoverable reserves.

            Provisions for machinery and equipment depreciation are based upon the estimated useful lives of the respective assets and are computed by the straight-line method.

  GOODWILL AND OTHER INTANGIBLE ASSETS:

            Goodwill represents the excess of the purchase price over the fair value of the net assets acquired related to the acquisition described in Note 1. Goodwill is being amortized over 40 years in conjunction with the expected useful life of existing mineral rights.

            Other intangible assets consists of debt issuance costs which are being amortized using the straight line method over the life of the associated debt, which approximates the effective interest method.

            The Company periodically reviews the carrying value of goodwill and other intangible assets, based on whether they are recoverable from expected future undiscounted operating cash flows and will recognize impairments when the expected future operating cash flow derived from such intangible assets is less than their carrying value.

            During the period January 1 through July 31, 1997, adjustments were made to increase goodwill due to changes in assumptions or underestimates relating to certain preacquisition, contingent assets and liabilities. Accordingly, goodwill was increased by approximately $4,789,000, net of income taxes.


  ACCRUED RECLAMATION EXPENSES:

            Provisions to reclaim disturbed acreage remaining after production has been completed and related mine closing costs are accrued during the life of the mining operation or recorded in conjunction with the acquisition of related properties. The annual provision is made at a rate per ton equivalent to the estimated reclamation cost divided by the estimated tonnage to be mined. The Company recorded reclamation expense of $1,837,000 during 1997, $467,000 for the period August 1, 1996 through December 31, 1996 and $916,000 for the period January 1, 1996 through July 31, 1996 in cost of operations.


 INCOME TAXES:

            Deferred tax assets and liabilities are determined based on temporary differences between the consolidated financial statements and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.


  USE OF ESTIMATES:

            The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FAIR VALUE OF FINANCIAL INSTRUMENTS:

            The carrying amount of cash and cash equivalents approximates fair value. At December 31, 1997, the fair value of long-term debt exceeds the carrying value by approximately $1.3 million. The fair value of the Company's borrowings under its senior notes, credit agreement and other notes payable is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.


   EARNINGS PER SHARE:

            The presentation of earnings per share is not required as the Company's stock is not publicly traded.


   RECLASSIFICATION:

            Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to 1997 presentation.


3.  COAL SALES AND RELATED REVENUE

Coal sales and related revenue consists of the following:


                                          THE COMPANY    THE COMPANY    PREDECESSOR
                                          -----------    -----------    -----------
                                                            PERIOD        PERIOD
                                              YEAR         AUGUST 1      JANUARY 1
                                              ENDED        THROUGH        THROUGH
                                          DECEMBER 31,   DECEMBER 31,    JULY 31,
                                              1997           1996          1996
                                          ------------   ------------   -----------
                                                       (IN THOUSANDS)
Coal mining revenue                         $234,091      $ 85,175        $126,500
Brokered coal revenue                         85,411        36,521          37,697
Ash disposal and waste fuel revenue            3,477         1,550           2,712
                                            --------      --------        --------
                                            $322,979      $123,246        $166,909
                                            ========      ========        ========

            Included in revenue are sales to unconsolidated affiliated companies aggregating approximately $9.7 million for the year ended December 31, 1997, $9.2 million for the period August 1, 1996 through December 31, 1996 and $7 million for the period January 1, 1996 through July 31, 1996.

            The Company recognizes revenue either upon shipment or customer receipt of coal, based on contractual terms. The Company's coal mining revenue is substantially generated from long-term coal supply contracts with domestic utilities and Independent Power Producers throughout the northeastern United States. These contracts range from one to twenty years with fixed based prices which change based on certain industry and government indices. Receivables generally are due within 30 to 45 days. Sales to one customer represented 17% and 16% of total revenue for year ended December 31, 1997 and for the two periods ended December 31, 1996 combined, respectively. The Company performs credit evaluations on all new customers, and credit losses have historically been minimal.

4.  FEDERAL EXCISE TAXES

            Federal excise taxes, included in cost of operations and selling expenses, amounted to $5,896,000 in 1997, $2,188,000 for the period August 1, 1996 through December 31, 1996 and $3,378,000 for the period January 1, 1996 through July 31, 1996.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  LONG-TERM DEBT

                                                       DECEMBER 31,    DECEMBER 31,
                                                           1997           1996
                                                       ------------    ------------
                                                             (IN THOUSANDS)
Long-term debt consists of the following:

          Senior Notes                                   $125,000             --
          Amended and Restated Credit Facility              7,000             --
          Original Credit Agreement:
               Term loan A                                     --       $ 66,000
               Term loan B                                     --         19,900
          Notes payable to seller                           1,388          1,934
          Other notes payable to affiliates                   211            195
                                                         --------       --------

                                                          133,599         88,029
Less current maturities of long-term debt                     799          4,199
                                                         --------       --------
                                                         $132,800       $ 83,830
                                                         ========       ========

SENIOR NOTES:

            On September 25, 1997 the Company issued $125,000,000 of unsecured
9 3/4 Series B Senior Notes due October 1, 2007. In connection therewith, the Company repaid all outstanding indebtedness together with accrued interest and fees associated with such repayment under the Original Credit Agreement. The Company incurred a loss on the refinancing of approximately $3.9 million, net of income taxes of $1.5 million. The loss has been classified as an extraordinary item in the consolidated financial statements. Interest on the Senior Notes is payable semiannually on April 1 and October 1 of each year, commencing April 1, 1998. The Senior Notes are redeemable by the Company, in whole or in part, at any time on or after October 1, 2002 at the redemption price as specified in the agreement plus accrued and unpaid charges. At any time on or prior to October 1, 2000, the Company may redeem up to 35%, through an initial public offering, of the aggregated principal amount of the Senior Notes originally issued at a redemption price equal to 109.75% of the principal amount plus accrued and unpaid charges.

            The Company's obligations under the Senior Notes are jointly and severally guaranteed fully and unconditionally on a senior unsecured basis, by the wholly owned subsidiaries of the Company that have executed a subsidiary guarantee. See Note 12 for the financial statements of the Company and its guarantor and nonguarantor subsidiaries.


AMENDED AND RESTATED CREDIT FACILITY:

            The Amended and Restated Revolving Credit Facility (the Credit Facility) provides for a line of credit up to $71 million. The commitments under the Credit Facility will be reduced to $63.5 million, $56 million and $46 million on September 25, 2000, 2001, 2002, respectively, at the option of the lenders. The commitments under the Credit Facility will expire in September 2003. Borrowings under the Credit Facility bear interest at the Company's option at either a base rate or Eurodollar rate. Borrowings under the base rate are subject to interest at the higher of the banks' prime rate (8.5% at December 31, 1997) or the Federal Funds rate (7.0% at December 31, 1997) plus 1/2%. Borrowings under the Eurodollar rate are subject to interest at the rate available on the London Interbank Offered Rate (LIBOR) (5.72% at December 31,
1997). Through March 31, 1998, borrowings are subject to an additional margin of 2.75% for LIBOR or 1.75% for the base rate. Thereafter, all borrowings are subject to an additional margin based on established leverage ratios. For the year ended December 31, 1997, the Company's average interest rate was approximately 8.89% and the rate at December 31, 1997 was 7.63%. In addition, through March 31, 1998, the Credit Facility is subject to a 0.375% annual commitment fee, payable quarterly, on the unused portion of the available borrowings. Thereafter, the commitment fee will be based on the net leverage ratio of the Company in a range equal to 0.25% to 0.50% per annum.

            The wholly owned subsidiaries of the Company that have executed a subsidiary guarantee have guaranteed the Company's indebtedness under the Credit Facility on a senior secured basis. See Note 12 for the financial statements for the Company and its guarantor and nonguarantor subsidiaries.

NOTE PAYABLE TO SELLER:

            In conjunction with an acquisition, the Company assumed an outstanding note payable with the seller, which bears interest at 7.47% and is payable in monthly installments through April 1, 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORIGINAL CREDIT AGREEMENT:

            The Original Credit Agreement provided for two term loans amounting to $70 and $20 million, which were payable in quarterly installments of principal and interest through 2003 and 2004, respectively. The Company also had a $25 million revolving line of credit under the Original Credit Agreement, which was available through June 30, 2004. Borrowings under the line of credit were subject to established levels of trade receivables and inventory. There were no borrowings outstanding on the line of credit at December 31, 1996. Borrowings under the credit agreement bore interest at the Company's option at either a base rate or Eurodollar rate. Borrowings under the base rate were subject to interest at the higher of the banks' prime rate (8.25% at December 31, 1996) or the Federal Funds rate (8.0% at December 31, 1996) plus 1/2%. Borrowings under the Eurodollar rate were subject to interest at the rate available on the LIBOR (5.56% at December 31, 1996). All borrowings were subject to an additional margin based on established leverage ratios. For the period August 1, 1996 through December 31, 1996, the Company's average interest rate was approximately 8.30% and the rate at December 31, 1996 was 8.32%. In addition, term loan A and the revolving line of credit were subject to a 1/2% annual commitment fee, payable quarterly, on the unused portion of the available borrowings.

            In October 1996, the Company entered into an interest rate collar agreement, which was terminated when the Company repaid all outstanding indebtedness under the Original Credit Agreement.

OTHER MATTERS:

            The Credit Facility is collateralized by substantially all of the Company's present and future assets, excluding movable equipment. The Senior Notes and the Credit Facility contain covenants which, among other matters, restrict or limit the ability of the Company to pay dividends, incur indebtedness, merge, acquire or sell assets and make capital expenditures. The Company must also maintain certain financial ratios regarding interest, leverage and net worth among other restrictions. The agreements provide for cross default provisions.

            Future required principal payments on long-term debt are: $799,000 in 1998; $634,000 in 1999; $166,000 in 2000; $-0- in 2001; and $132,000,000 in
2002 and thereafter.

6.  MANDATORILY REDEEMABLE PREFERRED AND CAPITAL STOCK

Mandatorily redeemable preferred and capital stock consist of the following:


                                                       NUMBER
                                                      OF SHARES
                                                     AUTHORIZED,
                                                     ISSUED AND                          DECEMBER 31,     DECEMBER 31,
                     DESCRIPTION                     OUTSTANDING      PAR VALUE             1997             1996
                     -----------                     -----------      ---------          ------------     ------------
                                                                                                (IN THOUSANDS)
          Common Stock:
               Class A                                 10,000          $  0.01                   -               -

          Preferred Stock:
               Class B                                 10,000            1,000             $10,000         $10,000
               Class C                                  1,000           13,000              13,000          13,000
                                                       ------                              -------         -------
                                                       11,000                              $23,000         $23,000
                                                       ======                              =======         =======

          Mandatorily Redeemable Preferred Stock:
               Class A                                 10,000            2,500              26,788          25,512
               Class D                                  1,000            7,000               7,000           7,000
          Less preferred stock discount                     -                               11,137          11,737
                                                       ------                              -------         -------
                                                       11,000                              $22,651         $20,775
                                                       ======                              =======         =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  PREFERRED STOCK:

            Class B preferred stock is nonvoting, with no dividends, redeemable at $1,375 per share upon the event of liquidation or other action described in the preferred stock agreement. Class B stockholders shall be entitled to receive liquidation distributions senior to common stockholders.

            Class C preferred stock is nonvoting with 4% cumulative dividends, calculated on the gross realization from certain coal sales, redeemable at par value upon the event of liquidation or other action described in the preferred stock agreement. With regards to rights to receive distributions upon liquidation of the Company, Class C stockholders rank senior to Class B, Class A and common stockholders.

  MANDATORILY REDEEMABLE PREFERRED STOCK:

            Class A preferred stock is nonvoting with 5% cumulative dividends, mandatorily redeemable at par value over ten years beginning May 31, 2006. Dividends are predicated on meeting certain established debt covenants. Dividends in arrears as of December 31, 1997 and 1996 amounted to $1,788,000 and $512,000, respectively, in the aggregate and $179 and $151, respectively, per share. With regards to rights to receive distributions upon liquidation of the Company, Class A shares rank junior to Class C and Class D preferred stockholders and senior to Class B preferred and common stockholders. Upon public offering by the Company of its common stock, each holder of Class A preferred stock shall have the right to convert each Class A share to common shares based on a specified formula.

            Class D preferred stock is nonvoting with 2 1/2% cumulative dividends through 2011, reducing to 1 1/2% cumulative dividends thereafter, calculated on the gross realization from certain coal sales, redeemable at par value over five years beginning December 31, 2006, if aggregate dividends paid on or before December 31, 2005 are less than $5,000,000; otherwise mandatorily redeemable at par value over five years beginning December 31, 2011. With regards to rights to receive distributions upon liquidation of the Company, Class D stockholders rank senior to Class B, Class C and common stockholders.

            The mandatorily redeemable preferred stock was recorded at estimated fair market value, which is less than redemption value. This difference of $12 million will be accreted over the remaining life of the preferred stock.

7.  INCOME TAXES:

            The (benefit) provision for income taxes is comprised of the following:


                                                               THE COMPANY     THE COMPANY     PREDECESSOR
                                                               -----------     -----------     -----------
                                                                                  PERIOD          PERIOD
                                                                   YEAR          AUGUST 1       JANUARY 1
                                                                  ENDED          THROUGH         THROUGH
                                                               DECEMBER 31,    DECEMBER 31,      JULY 31,
                                                                   1997            1996            1996
                                                               ------------    ------------    -----------
                                                                              (IN THOUSANDS)
Current:
     Federal                                                          --              --         $   123
Deferred:
     Federal and state                                           $ 2,557         $ 1,253             (45)
     Tax benefit from recognition of net operating losses         (7,146)           (768)           (212)
Valuation allowance                                                3,347              --              --
                                                                 -------         -------         -------
     Provision for income taxes before extraordinary item         (1,242)            485            (134)
Tax benefit of extraordinary charge                               (1,497)             --              --
                                                                 -------         -------         -------

                                                                 $(2,739)        $   485         $  (134)
                                                                 =======         =======         =======

            In the predecessor period, the Predecessor was subject to alternative minimum taxes, accordingly, the $123,000 represents amounts payable under the alternative tax structure, which is a creditable tax that can be used to reduce any future regular income taxes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The Company has tax net operating losses in the current and predecessor periods, which can be carried forward for fifteen years and used to offset any future taxable income.

            The reconciliation of the federal statutory tax rate to the consolidated effective tax rate is as follows:


                                          THE COMPANY    THE COMPANY    PREDECESSOR
                                          -----------    -----------    -----------
                                                            PERIOD         PERIOD
                                              YEAR         AUGUST 1      JANUARY 1
                                             ENDED         THROUGH        THROUGH
                                          DECEMBER 31,   DECEMBER 31,     JULY 31,
                                              1997           1996           1996
                                          ------------   ------------    ---------
Federal statutory tax rate                   (34.0)%         34.0%          34.0%
Goodwill                                      61.5           10.7           --
Business meals exclusion                       9.7            4.4            0.7
Use of percentage depletion                  (55.3)          (8.3)         (50.0)
Other                                         11.6            1.8            4.2
Loss disallowance                             73.5           --             --
Life insurance proceeds                     (901.1)          --             --
Valuation allowance                          591.3           --             --
Mine development amortization                 23.4           --             --
                                           -------         ------         ------
                                            (219.4)%         42.6%         (11.1)%
                                           =======         ======         ======





            The following amounts further clarify the reconciliation of the 1997 federal statutory tax rate to the consolidated effective rate:

                                                                      THE COMPANY
                                                                      -----------
                                                                          YEAR
                                                                         ENDED
                                                                      DECEMBER 31,
                                                                          1997
                                                                      ------------
Federal statutory tax rate                                              $  (192)
Goodwill                                                                    348
Business meals exclusion                                                     55
Use of percentage depletion                                                (313)
Other                                                                        65
Loss disallowance                                                           416
Life insurance proceeds                                                  (5,100)
Valuation allowance                                                       3,347
Mine development amortization                                               132
                                                                        -------
                                                                        $(1,242)
                                                                        =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The components of net deferred tax assets and liabilities are as follows:

                                                   DECEMBER 31,      DECEMBER 31,
                                                       1997              1996
                                                   ------------      ------------
                                                           (IN THOUSANDS)
Inventory                                            $     77          $    127
Other current liabilities                                 322               176
                                                     --------          --------
                                                     $    399          $    303
                                                     ========          ========

Depreciation, depletion and amortization              (14,436)          (11,010)
Advance minimum royalties                                (611)             (624)
Accrued reclamation                                     1,071             1,059
Other long-term assets                                    953              (502)
Fair market value                                      (8,663)           (6,088)
Capital loss                                            2,871                --
Disallowed contributions                                  228                62
Other long-term liabilities                              (453)           (1,241)
Net operating loss                                      9,411               768
                                                     --------          --------
                                                       (9,629)          (17,576)
Valuation allowance                                    (3,347)               --
                                                     --------          --------
                                                     $(12,976)         $(17,576)
                                                     ========          ========

            In 1997, the Company established a valuation allowance for the capital loss and certain fair market value adjustments because the future realization of these assets are uncertain.

8.  RETIREMENT BENEFITS

            The Company has a contributory defined contribution retirement plan covering all employees who meet eligibility requirements. The plan provides for employer contributions representing 5% of compensation. The Company's contributions amounted to $1,218,000 for the year ended December 31, 1997, $577,000 for the period August 1, 1996 through December 31, 1996 and $547,000 for the period January 1, 1996 through July 31, 1996.

            The Company also has a 401(k) savings plan for all employees who meet eligibility requirements. The plan provides for mandatory employer contributions to match 50% of employee contributions up to a maximum of 2% of each participant's compensation. In addition, the Company may make discretionary contributions up to 5% of employee compensation. The Company's contributions amounted to $418,000 for the year ended December 31, 1997, $185,000 for the period August 1, 1996 through December 31, 1996 and $182,000 for the period January 1, 1996 through July 31, 1996.

            In addition, the Company has a 401(h) savings plan for the purpose of providing retiree health care benefits. The plan is a defined contribution plan for all employees who meet eligibility requirements and provides for mandatory employer contributions between .237% and 1.66% of each participant's compensation, based on years of service. The Company's contributions amounted to $302,000 for the year ended December 31, 1997, $143,000 for the period August 1, 1996 through December 31, 1996 and $150,000 for the period January 1, 1996 through July 31, 1996.

9.  COMMITMENTS AND CONTINGENCIES

  COAL INDUSTRY RETIREE HEALTH BENEFIT ACT:

            Current and projected operating deficits in the United Mine Workers of America Benefit Trust Funds (the Funds) resulted in the Coal Industry Retiree Health Benefit Act of 1992 (the Act). The Act created a multiemployer benefit plan called the United Mine Workers of America Combined Benefit Fund (the Combined Fund). The Combined Fund provides medical and death benefits for all beneficiaries of the earlier trusts who were actually receiving benefits as of July 20, 1992. The Act provides for the assignment of beneficiaries to former employers and the allocation of any unassigned beneficiaries (referred to as orphans) to companies using a formula included in the legislation. The Act requires that responsibility for funding those payments be assigned to companies that had been signatories to the National Bituminous Coal Wage Agreement (Agreement). Although the Company does not currently have any operations which are signatory to the Agreement, it is subject to certain liabilities as a result of being signatory to a prior agreement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            A company's annual cost of benefits is based on the number of beneficiaries assigned to the company plus a percentage of the cost of unassigned beneficiaries, which is a function of the number of orphans times the per-beneficiary premium. As part of the acquisition described in Note 1, the Company recorded a liability of approximately $7.3 million to recognize the anticipated unfunded obligations under this Act. The Company contributed $352,000 for the year ended December 31, 1997, $725,000 for the period August 1, 1996 through December 31, 1996 and $470,000 for the period January 1, 1996 through July 31, 1996.

            In 1997, the Company brought suit against the Combined Fund for continuing to charge the Company for premiums which, the Company contends, should be paid by the former employer of assigned and unassigned beneficiaries. The Combined Fund filed a counterclaim for the amount of the premiums that the Company has refused to pay ($740,000) and penalties and interest ($275,000). As noted above, the Company has previously recorded all anticipated unfunded obligations under this Act, including the premiums and interest under dispute. Penalties and interest will accrue until final resolution. If the Company is unsuccessful in this matter, it is at least reasonably possible that the ultimate resolution may have an effect on the Company's consolidated results of operations or cash flows in the year of final determination.

  ADVANCE MINIMUM ROYALTIES:

            Tonnage royalty payments on leased properties range from 2% to 10% of the realization. The Company made advanced minimum royalty payments of approximately $13,233,000 during 1997, $5,307,000 for the period August 1, 1996 through December 31, 1996 and $4,687,000 for the period January 1, 1996 through July 31, 1996. These payments will be recouped and expensed over future production. Required minimum royalty payments, over the next five years, on the leases are: $4,236,000 in 1998; $4,508,000 in 1999; $4,521,000 in 2000;
$3,866,000 in 2001; and $2,881,000 in 2002.

  OPERATING LEASES:

            The Company has office and mining equipment operating lease agreements. Total rent expense approximated $9,189,000 for the year ended December 31, 1997, $3,277,998 for the period August 1, 1996 through December 31, 1996 and $5,002,472 for the period January 1, 1996 through July 31, 1996. Minimum annual rentals for office and mining equipment leases for the next five years are approximately $11,054,000 in 1998; $8,419,000 in 1999; $5,507,000 in
2000; $2,230,000 in 2001; and $803,000 in 2002.

  CONTINGENCIES:

            The Company is a party to various lawsuits and claims incidental to its business. While it is not possible to predict accurately the outcome of these matters, management believes that none of these actions will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

10.  LIFE INSURANCE PROCEEDS

            On October 12, 1997, John Faltis, the Company's President, Chief Executive Officer and Chairman of the Board of Directors, was killed in a helicopter accident in West Virginia. The Company had maintained key man life insurance on the life of Mr. Faltis in the amount of $15 million. For the year ended December 31, 1997, $15 million has been recorded by the Company and is included within the consolidated statement of operations.

            In accordance with the Company's stockholders' agreement, the Company must use proceeds from the key man policy to repurchase as much of the Company's common stock owned by the Estate of John Faltis ("JJF Group") as possible, based on the fair market value of the common stock. For the eight month period following Mr. Faltis' death, the Company has the option under the stockholders' agreement to repurchase for cash all (but not less than all) of the remaining common stock held by JJF Group following the Company's repurchase of common stock with proceeds of the key man life insurance. If the Company does not exercise its option to repurchase JJF Group's remaining common stock, then, for a period of 120 days following the expiration of the foregoing eight month period, JJF Group has the option under the stockholders' agreement to require the Company to repurchase any of the common stock still held by JJF Group (the "JJF Group Put Option"). If JJF Group exercises the JJF Group Put Option , the Company has the choice under the stockholders' agreement to pay the repurchase price either in cash or pursuant to a subordinated note (the principal amount of which would be required to be payable in seven equal installments and interest on which would be required to be payable annually in arrears).

            In accordance with the stockholders' agreement, a valuation of the Company is currently being prepared to calculate the fair market value of the shares.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. OAK MOUNTAIN ENERGY, L.L.C.

            On April 17, 1997, the Company, an affiliate and unrelated parties entered into a joint venture agreement to acquire substantially all of the assets and assume certain liabilities of Oak Mountain Energy Corporation and its affiliates for approximately $40 million, of which $10 million was provided by the Company. Subsequent to the initial capitalization, the Company contributed an additional $255,000. The Company owns an undivided interest in each of the assets and is proportionately liable for its share of each liability of Oak Mountain Energy, L.L.C. ("Oak Mountain") up to its capital investment. In accordance with industry practice and purchase accounting, the Company has presented their proportionate ownership, amounting to 32.0%, in Oak Mountain in the consolidated financial statements from the date of acquisition.

            During 1997, Oak Mountain experienced higher than anticipated capital development costs, which resulted in increased borrowings under Oak Mountain's credit facilities. By early December 1997, Oak Mountain had borrowed under its credit facilities the maximum amount available for the development of its operations and was continuing to incur additional capital development costs. At that time the Company and the other owners of Oak Mountain attempted to raise additional capital for the project and also considered the possible sale of the investment. In addition, on December 13, 1997, Oak Mountain experienced a methane ignition in its mine, which halted all production for one week and reduced the level of operation at the mine. Rather than commit the additional funds needed in the project, the Company decided to terminate its investment.

            In February 1998, the Company sold its investment in Oak Mountain to an affiliate for $1. The Company tried unsuccessfully to sell its investment to other unrelated parties during December, 1997 and January and February, 1998. The Company has recorded an impairment loss of $8,267,000 to adjust the Company's investment to its fair market value less cost to sell as of December 31, 1997.

            The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Oak Mountain Energy Corporation and its affiliates had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments:


                                                THE COMPANY       THE COMPANY      PREDECESSOR
                                                -----------       -----------      -----------
                                                                     PERIOD           PERIOD
                                                    YEAR            AUGUST 1        JANUARY 1
                                                   ENDED             THROUGH         THROUGH
                                                DECEMBER 31,      DECEMBER 31,       JULY 31,
                                                    1997              1996             1996
                                                ------------      ------------      ---------
                                                                 (IN THOUSANDS)
Total coal sales and related revenue             $ 326,401         $ 126,824         $ 173,491
                                                 =========         =========         =========

Net loss                                         $  (3,638)        $     213         $  (1,028)
                                                 =========         =========         =========

Net loss available to common stockholders        $  (5,514)        $    (299)        $    (912)
                                                 =========         =========         =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  SUBSIDIARY GUARANTEES

            All of the guarantor subsidiaries to the $125 million Senior Notes, due October 2007 (see Note 5) are wholly owned and the Senior Notes are guaranteed on a full, unconditional and joint and several basis by all of the subsidiaries. The following tables summarize the financial position, results of operations and cash flows for the Company and its guarantor and nonguarantor subsidiaries. The Company has not presented separate financial statements and other disclosures concerning its guarantor subsidiaries because management has determined that such information is not material to investors. As of December 31, 1997 there were no restrictions affecting the ability of the guarantor subsidiaries of the Senior Notes to make distributions to the Company or other guarantor subsidiaries except to the extent provided by law generally (eg, adequate capital to pay dividends under corporate law).


                                                                                    AS OF AND FOR THE YEAR
                                                                                    ENDED DECEMBER 31, 1997
                                                      -----------------------------------------------------------------------------
                                                                                         (IN THOUSANDS)

                                                                                                                         ANKER COAL
                                                      ANKER COAL         GUARANTOR       NON-GUARANTOR       CONS.          GROUP
                                                         GROUP             SUBS.             SUBS.          ADJUST.         CONS.
                                                      ----------         ---------       -------------      -------      ----------
BALANCE SHEET
Total current assets                                   $     399         $  57,410         $       9             --      $  57,818
Investment in subsidiaries                                55,925                --                --      $ (55,925)            --
Properties, net                                               --           160,071             7,290             --        167,361
Other assets                                                  --            79,471                --             --         79,471
                                                       ---------         ---------         ---------      ---------      ---------
     Total assets                                      $  56,324         $ 296,952         $   7,299      $ (55,925)     $ 304,650
                                                       =========         =========         =========      =========      =========

Total current liabilities                                     --            34,962               141             --         35,103
Long-term debt                                                --           132,800                --             --        132,800
Intercompany payable (receivable), net                   (62,167)           54,108             8,059             --             --
Other long-term liabilities                               14,473            23,893                --             --         38,366
Mandatorily redeemable preferred stock                    22,651                --                --             --         22,651
     Total stockholders' equity                           81,367            51,189              (901)       (55,925)        75,730
                                                       ---------         ---------         ---------      ---------      ---------
     Total liabilities and stockholders' equity        $  56,324         $ 296,952         $   7,299      $ (55,925)     $ 304,650
                                                       =========         =========         =========      =========      =========

STATEMENT OF OPERATIONS
Coal sales and related revenues                               --           313,781             9,198             --        322,979
Cost of operations and operating expenses                     --           310,869            19,717             --        330,586
                                                       ---------         ---------         ---------      ---------      ---------
Operating income (loss)                                       --             2,912           (10,519)            --         (7,607)
Other (income) expense                                        --            (7,403)              362             --         (7,041)
                                                       ---------         ---------         ---------      ---------      ---------
     Income (loss) before taxes and
       extraordinary item                                     --            10,315           (10,881)            --           (566)
Income tax (benefit) expense                              (1,242)               --                --             --         (1,242)
                                                       ---------         ---------         ---------      ---------      ---------
     Income (loss) before extraordinary item               1,242            10,315           (10,881)            --            676
Extraordinary item, net of tax of $1,497                      --             3,849                --             --          3,849
                                                       ---------         ---------         ---------      ---------      ---------
     Net income (loss)                                 $   1,242         $   6,466         $ (10,881)            --      $  (3,173)
                                                       =========         =========         =========      =========      =========

STATEMENT OF CASH FLOWS
Net cash (used in) provided by operating
  activities                                           $  10,000         $ (16,992)        $   1,945             --      $  (5,047)
                                                       =========         =========         =========      =========      =========
Net cash used in investing activities                  $ (10,000)        $ (31,384)        $ (15,641)     $  10,000      $ (47,025)
                                                       =========         =========         =========      =========      =========
Net cash provided by financing activities                     --         $  38,400         $  13,116             --      $  51,516
                                                       =========         =========         =========      =========      =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         AS OF DECEMBER 31, 1996 AND FOR THE PERIOD
                                                                          AUGUST 1, 1996 THROUGH DECEMBER 31, 1996
                                                         -------------------------------------------------------------------------
                                                                                        (IN THOUSANDS)

                                                                                                                        ANKER COAL
                                                         ANKER COAL         GUARANTOR    NON-GUARANTOR      CONS.         GROUP
                                                            GROUP             SUBS.           SUBS.        ADJUST.        CONS.
                                                         ----------         ---------    -------------     ------       ----------
BALANCE SHEET
Total current assets                                      $     303         $  36,943      $   1,903            --      $  39,149
Investment in subsidiaries                                   45,925                --             --     $ (45,925)            --
Properties, net                                                  --           141,700          1,246            --        142,946
Other assets                                                     --            73,088          4,500            --         77,588
                                                          ---------         ---------      ---------     ---------      ---------
        Total assets                                      $  46,228         $ 251,731      $   7,649     $ (45,925)     $ 259,683
                                                          =========         =========      =========     =========      =========

Total current liabilities                                        --            28,247          3,492            --         31,739
Long-term debt                                                   --            83,830             --            --         83,830
Intercompany payable (receivable), net                      (72,248)           74,291         (2,043)           --             --
Other long-term liabilities                                  17,576            23,610          1,374            --         42,560
Mandatorily redeemable preferred stock                       20,775                --             --            --         20,775
        Total stockholders' equity                           80,125            41,753          4,826       (45,925)        80,779
                                                          ---------         ---------      ---------     ---------      ---------
        Total liabilities and stockholders' equity        $  46,228         $ 251,731      $   7,649     $ (45,925)     $ 259,683
                                                          =========         =========      =========     =========      =========

STATEMENT OF OPERATIONS
Coal sales and related revenues                                  --           118,997          4,249            --        123,246
Cost of operations and operating expenses                        --           115,886          4,504            --        120,390
                                                          ---------         ---------      ---------     ---------      ---------
Operating income (loss)                                          --             3,111           (255)           --          2,856
Other expense (income)                                           --             1,870           (153)           --          1,717
                                                          ---------         ---------      ---------     ---------      ---------
        Income (loss) before taxes                               --             1,241           (102)           --          1,139
Income tax expense (benefit)                                    485                --             --            --            485
                                                          ---------         ---------      ---------     ---------      ---------
        Net (loss) income                                 $    (485)        $   1,241      $    (102)           --      $     654
                                                          =========         =========      =========     =========      =========

STATEMENT OF CASH FLOWS
Net cash (used in) provided by operating
  activities                                                     --         $  (5,709)     $   5,145            --      $    (564)
                                                          =========         =========      =========     =========      =========
Net cash used in investing activities                            --         $ (80,379)     $  (4,589)           --      $ (84,968)
                                                          =========         =========      =========     =========      =========
Net cash provided by financing activities                        --         $  86,088             --            --      $  86,088
                                                          =========         =========      =========     =========      =========


13.  STOCK BENEFIT PLANS

            In May 1997, the Company's Board of Directors approved a Stock Incentive Plan (the Plan) which provides for grants of restricted stock and nonqualified, compensatory stock options to key employees of the Company and affiliates. The Company accounts for the Plan in accordance with the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." As of December 31, 1997 no restricted stock or compensatory stock options have been granted. The Company has committed to grant 300 shares of restricted stock to certain individuals upon completion of the valuation of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  RELATED PARTIES

            John Faltis owned 100% of an investment company, Resource Venture Analysis, Inc. (RVA), which purchased the stock of University Tire Company (University Tire) in August 1997. The Company has purchased off-road tires for its mining operations from University Tire in the past, amounting to $421,016 in 1997 and $101,957 for the period August 1, 1996 through December 31, 1996. The Company expects to continue buying off-road tires from University Tire at prices which the Company believes are no less favorable to the Company than those that would be obtained in a comparable transaction with an unrelated company.

            The Company made a $100,000 interest-free loan to John Faltis, the proceeds of which were used by RVA in connection with certain investments. The loan matures on December 31, 1999.

            All mineral reserve estimates are prepared by the Company and audited periodically by John T. Boyd Company. On December 1, 1997, James W. Boyd, President of John T. Boyd Company, and executor of John Faltis' estate, was elected to the Company's Board of Directors.


15.  SUPPLEMENTAL CASH FLOW INFORMATION:


                                                              THE COMPANY   THE COMPANY    PREDECESSOR
                                                              -----------   -----------    -----------
                                                                               PERIOD        PERIOD
                                                                 YEAR         AUGUST 1      JANUARY 1
                                                                 ENDED        THROUGH        THROUGH
                                                             DECEMBER 31,   DECEMBER 31,    JULY 31,
                                                                 1997           1996          1996
                                                             ------------   ------------    --------
                                                                           (IN THOUSANDS)
Cash paid for interest                                         $ 7,641        $ 2,747        $ 2,983
Cash paid for taxes                                                 17            202              8

Details of acquisitions:
     Fair value of assets                                       14,354          8,476             --
     Liabilities                                                 4,354          4,214             --
                                                               -------        -------        -------
     Cash paid                                                  10,000          4,262             --
     Less cash acquired                                            117             --             --
                                                               -------        -------        -------
                                                               $ 9,883        $ 4,262             --
                                                               =======        =======        =======
Non-cash activities:
     Stock exchange in purchase of Anker Group, Inc.                --        $50,900             --
     Redeemable preferred stock dividends and accretion        $ 1,876        $   775        $   116
     Assets written off to goodwill                            $ 4,789             --             --

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


          (a) Financial Statements

Financial statements included in this report:

            Report of Independent Accountants.

            Report of Independent Accountants.

            Consolidated Balance Sheets at December 31, 1997 and 1996

            Consolidated Statement of Operations for the year ended December 31,
                 1997 and for the periods August 1, 1996 (date of acquisition) through December 31, 1996 and January 1, 1996 through July 31, 1996.

            Consolidated Statement of Stockholders' Equity for the year ended
                 December 31, 1997 and for the period August 1, 1996 (date of acquisition) through December 31, 1996

            Consolidated Statement of Stockholders' Equity for the period
                 January 1, 1996 through July 31, 1996

            Consolidated Statement of Cash Flows for the year ended December 31,
                 1997 and for the periods August 1, 1996 through December 31, 1996 and January 1, 1996 through July 31, 1996

            Notes to Consolidated Financial Statements


            (b)    Reports on Form 8-K

            Not applicable in this filing

            (c)    Exhibits

            Not applicable in this filing

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May , 1998.

                                        ANKER COAL GROUP, INC.

                                        By: /s/ Bruce Sparks
                                            ----------------
                                            Bruce Sparks
                                            President

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 11, 1998.

Signature                                                   Title

/s/  Bruce Sparks                               President and Director
--------------------------                      (Principal Executive Officer)
     Bruce Sparks

/s/  Michael Matesic                            Treasurer
--------------------------                      (Principal Financial Officer)
     Michael Matesic

/s/  John Shober                                Chairman
--------------------------
     John Shober

/s/  Willem G. Rottier                          Director
--------------------------
     Willem G. Rottier

/s/  William Macaulay                           Director
--------------------------
     William Macaulay

/s/  Bruce Rothstein                            Director
--------------------------
     Bruce Rothstein

/s/  James Boyd                                 Director
--------------------------
     James Boyd

/s/  Jonathan Linker                            Director
--------------------------
     Jonathan Linker