Form 10-Q
period 1998-03-31
ANKER COAL GROUP INC
filed 1998-05-15
CIK 1022356

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the Quarter Ended March 31, 1998

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                        Commission File Number 333-39643

                             ANKER COAL GROUP, INC.
                             ----------------------
             (Exact Name Of Registrant As Specified in Its Charter)

           Delaware                                    52-1990183
           --------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        2708 Cranberry Square
      Morgantown, West Virginia                                  26505
      -------------------------                                  -----
(Address Of Principal Executive Offices)                       (Zip Code)

       Registrant's telephone number, including area code: (304) 594-1616

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $.01 per share par value, 10,000 shares (May 11, 1998)

DOCUMENTS INCORPORATED BY REFERENCE:  None

                             ANKER COAL GROUP, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

                                     PART I

ITEM 1. Financial Statements:

             Consolidated Statements of Operations - Three Months
                    Ended March 31, 1998 and 1997. . . . . . . . . . . . . . . 1

             Consolidated Balance Sheet -
                    March 31, 1998 and December 31, 1997. . . . . . . . . . .  2

             Consolidated Statements of Cash Flows - Three Months
                    Ended March 31, 1998 and 1997. . . . . . . . . . . . . . . 3

             Notes to Consolidated Financial Statements. . . . . . . . . . . 4-6


ITEM 2. Management's Discussion And Analysis Of Financial
                  Condition And Results Of Operations. . . . . . . . . . . . 7-8

                                     PART II

ITEM 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .8

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                             Three Months
                                                                Ended
                                                               March 31,
                                                           1998         1997
                                                        ----------  -----------
                                                             (unaudited)

Coal sales and related revenue                           $ 71,574    $ 69,980

Expenses:
     Cost of operations and selling expenses               68,037      61,476
     Depreciation, depletion and amortization               3,778       4,240
     General and administrative                             2,631       2,034
     Loss on impairment of investment                         333          --
                                                         --------    --------
        Total expenses                                     74,779      67,750

        Operating (loss) income                            (3,205)      2,230

Interest, net of $280 and $53 capitalized in
     1998 and 1997, respectively                           (2,867)     (1,442)
Other income, net                                             231         300
                                                         --------    --------

        (Loss) income before income taxes                  (5,841)      1,088

Income tax (benefit) expense                               (1,635)        305
                                                         --------    --------

        Net (loss) income                                  (4,206)        783

Less mandatorily redeemable preferred stock dividends         335         319
Less mandatorily redeemable preferred stock accretion         150         150
                                                         --------    --------

        Net (loss) income available to common
         stockholders                                    $ (4,691)   $    314
                                                         ========    ========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                     ASSETS

                                                                                                       March 31,        December 31,
                                                                                                         1998               1997
                                                                                                      -----------       ------------
                                                                                                      (unaudited)
Current assets:

     Cash and cash equivalents                                                                          $      15                --
     Accounts receivable:
          Trade                                                                                            31,922         $  31,029
          Affiliates                                                                                          621               223
     Inventories                                                                                           11,282            10,717
     Current portion of long-term notes receivable                                                            596               791
     Life insurance proceeds receivable                                                                        --            10,000
     Prepaid expenses and other                                                                             5,766             4,659
     Deferred income taxes                                                                                    399               399
                                                                                                        ---------         ---------
          Total current assets                                                                             50,601            57,818

Properties:
     Coal lands and mineral rights                                                                        101,795           101,324
     Machinery and equipment                                                                               86,696            83,370
                                                                                                        ---------         ---------
                                                                                                          188,491           184,694
     Less allowances for depreciation, depletion and amortization                                          20,560            17,333
                                                                                                        ---------         ---------
                                                                                                          167,931           167,361
Other assets:
     Advance minimum royalties                                                                             19,977            19,050
     Goodwill, net of accumulated amortization of $1,686 and $1,408 at
           March 31, 1998 and December 31, 1997, respectively                                              42,732            43,010
     Other intangible assets, net of accumulated amortization of $640 and $432 at
          March 31, 1998 and December 31, 1997, respectively                                                6,620             6,553
     Notes receivable                                                                                       4,452             5,056
     Other assets                                                                                           6,008             5,802
                                                                                                        ---------         ---------
          Total assets                                                                                  $ 298,321         $ 304,650
                                                                                                        =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable:
          Trade                                                                                            19,263            20,173
          Affiliates                                                                                          733             1,572
     Accrued interest                                                                                       6,352             3,530
     Accrued expenses and other                                                                            10,390             9,029
     Current maturities of long-term debt                                                                     810               799
                                                                                                        ---------         ---------
          Total current liabilities                                                                        37,548            35,103

Long-term debt                                                                                            128,546           132,800
Other liabilities:
     Accrued reclamation expenses                                                                          18,305            18,619
     Deferred income taxes                                                                                 12,976            12,976
     Other                                                                                                  6,771             6,771
                                                                                                        ---------         ---------
          Total liabilities                                                                               204,146           206,269

Commitments and contingencies                                                                                  --                --

Mandatorily redeemable preferred stock                                                                     23,136            22,651

Stockholders' equity:
     Preferred stock                                                                                       23,000            23,000
     Common stock                                                                                              --                --
     Paid-in capital                                                                                       57,900            57,900
     Accumulated deficit                                                                                   (9,861)           (5,170)
                                                                                                        ---------         ---------
          Total stockholders' equity                                                                       71,039            75,730
                                                                                                        ---------         ---------
          Total liabilities and stockholders' equity                                                    $ 298,321         $ 304,650
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

             ANKER COAL GROUP, INC. AND SUBSIDIARIES AND PREDECESSOR
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                              Three Months
                                                                                                                 Ended
                                                                                                               March 31,

                                                                                                       1998               1997
                                                                                                   --------------     -------------
                                                                                                              (unaudited)

Cash flows from operating activities:
   Net (loss) income                                                                                $ (4,206)              $    783
     Adjustments  to reconcile net (loss) income to
        net cash used in operating activities:
     Impairment loss                                                                                     333                     --
     Depreciation, depletion and amortization                                                          3,778                  4,240
     Gain on sale of property, plant and equipment                                                        (9)                    --
     Changes in  operating  assets and  liabilities:
          Accounts receivable                                                                         (1,291)                   725
          Inventories, prepaid expenses and other                                                     (1,672)                (8,390)
          Advance minimum royalties                                                                     (927)                (1,978)
          Accounts  payable, accrued expenses and other                                                  292                    881
                                                                                                    --------               --------
            Net cash used in operating activities                                                     (3,702)                (3,739)
                                                                                                    --------               --------

Cash flows from investing activities:
     Purchases of properties                                                                          (3,522)               (16,054)
     Proceeds from sales property, plant and equipment                                                    52                     --
     Payments received on notes receivable                                                               799                    126
     Other assets                                                                                       (309)                  (457)
     Investment in affiliate                                                                            (333)                    --
                                                                                                    --------               --------
            Net cash used in investing activities                                                     (3,313)               (16,385)
                                                                                                    --------               --------

Cash flows from financing activities:
     Proceeds from revolving line of credit and long-term
        debt                                                                                           8,548                 29,254
     Principal payments on revolving line of credit and
        long-term debt                                                                               (11,243)                (9,183)
     Debt issuance costs                                                                                (275)                    --
     Proceeds received from life insurance                                                            10,000                     --
                                                                                                    --------               --------
        Net cash provided by financing activities                                                      7,030                 20,071
                                                                                                    --------               --------

Increase (decrease) in cash and cash equivalents                                                          15                    (53)

Cash and cash equivalents at beginning of period                                                          --                    556
                                                                                                    --------               --------
Cash and cash equivalents at end of period                                                          $     15               $    503
                                                                                                    ========               ========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITIED)

1. Accounting Policies

      The unaudited interim consolidated financial statements presented herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. These unaudited interim consolidated financial statements should be read in conjunction with the other disclosures contained herein and with the Company's audited consolidated financial statements and notes thereto contained in the Company's Special Financial Report on Form 10-K, filed pursuant to Rule 15d-2, for the year ended December 31, 1997. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire fiscal year.

      The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

2. Income Taxes

      Income taxes are provided for financial reporting purposes based on management's best estimate of the effective tax rate expected to be applicable for the full calendar year.

3. Inventories

      Coal inventories are stated at the lower of average cost or market and amounted to approximately $9,321,000 and $8,822,000 at March 31, 1998 and December 31, 1997, respectively. Supply inventories are stated at the lower of cost (first in, first out) or market and amounted to approximately $1,961,000 and $1,895,000 at March 31, 1998 and December 31, 1997, respectively.

4. Oak Mountain Energy, L.L.C.

      On April 17, 1997, the Company, an affiliate and unrelated parties acquired substantially all of the assets and assumed certain liabilities of Oak Mountain Energy Corporation and its affiliates for approximately $40 million, of which $10 million was provided by the Company. Subsequent to the initial capitalization, the Company contributed an additional $255,000.

      During 1997, Oak Mountain Energy, L.L.C. ("Oak Mountain") experienced higher than anticipated capital development costs, which resulted in increased borrowings under Oak Mountain's credit facilities. By early December 1997, Oak Mountain had borrowed under its credit facilities the maximum amount available for the development of its operations and was continuing to incur additional capital development costs. At that time the Company and the other owners of Oak Mountain attempted to raise additional capital for the project and also considered the possible sale of the investment. In addition, on December 13, 1997, Oak Mountain experienced a methane ignition in its mine, which halted all production for one week and reduced the level of operation at the mine. Rather than commit the additional funds needed in the project, the Company decided to terminate its investment.

      On February 26, 1998, the Company sold its investment in Oak Mountain to an affiliate for $1. The Company tried unsuccessfully to sell its investment to other unrelated parties during December, 1997 and January and February, 1998. The Company recorded an impairment loss of $8,267,000 to adjust the Company's investment to its fair market value less cost to sell as of December 31, 1997. During January, 1998, the Company contributed an additional $333,000 to Oak Mountain to facilitate its effort to sell its investment. The Company then recorded an impairment loss of $333,000 to adjust the Company's investment to its fair market value.

      The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Oak Mountain Energy Corporation and its affiliates had been disposed of as of the beginning of the periods presented, after including the impact of certain adjustments:

                                                             Three Months
                                                                Ended
                                                              March 31,
                                                          1998        1997
                                                        --------    --------
                                                            (In thousands)

   Total coal sales and related revenue                 $ 71,574    $ 69,980
                                                        ========    ========

   Net (loss) income                                    $ (3,873)   $    783
                                                        ========    ========

   Net (loss) income available to common stockholders   $ (4,358)   $    314
                                                        ========    ========

5. Subsidiary Guarantees

      All of the guarantor subsidiaries to the $125 million Senior Notes, due October 2007 are wholly owned and the Senior Notes are guaranteed on a full, unconditional and joint and several basis by all of the subsidiaries. The following tables summarize the financial position, results of operations and cash flows for the Company and its guarantor and nonguarantor subsidiaries. The Company has not presented separate financial statements and other disclosures concerning its guarantor subsidiaries because management has determined that such information is not material to investors. As of March 31, 1998 there were no restrictions affecting the ability of the guarantor subsidiaries of the Senior Notes to make distributions to the Company or other guarantor subsidiaries except to the extent provided by law generally (eg, adequate capital to pay dividends under corporate law).

                                                                                   As of and for the year
                                                                                    ended March 31, 1998
                                                              ------------------------------------------------------------------
                                                                                       (In thousands)

                                                                                                                         Anker Coal
                                                             Anker Coal      Guarantor  Non-guarantor        Cons.          Group
                                                               Group            Subs.        Subs.          Adjust.          Cons.
                                                             ----------      ---------  -------------      ---------     ----------

Balance Sheet
Total current assets                                          $   2,034      $  48,558      $       9             --      $  50,601
Investment in subsidiaries                                       55,925             --             --      $ (55,925)            --
Properties, net                                                      --        160,641          7,290             --        167,931
Other assets                                                         --         79,764             25             --         79,789
                                                              ---------      ---------      ---------      ---------      ---------
      Total assets                                            $  57,959      $ 288,963      $   7,324      $ (55,925)     $ 298,321
                                                              =========      =========      =========      =========      =========

Total current liabilities                                            --         37,474             74             --         37,548
Long-term debt                                                       --        128,546             --             --        128,546
Intercompany payable (receivable), net                          (62,942)        54,418          8,524             --             --
Other long-term liabilities                                      14,473         23,579             --             --         38,052
Mandatorily redeemable preferred stock                           23,136             --             --             --         23,136
      Total stockholders' equity                                 83,292         44,946         (1,274)       (55,925)        71,039
                                                              ---------      ---------      ---------      ---------      ---------
      Total liabilities and stockholders' equity              $  57,959      $ 288,963      $   7,324      $ (55,925)     $ 298,321
                                                              =========      =========      =========      =========      =========

Statement of Operations
Coal sales and related revenues                                      --         71,574             --             --         71,574
Cost of operations and operating expenses                            --         74,739             40             --         74,779
                                                              ---------      ---------      ---------      ---------      ---------
Operating income (loss)                                              --         (3,165)           (40)            --         (3,205)
Other expense                                                        --          2,303            333             --          2,636
                                                              ---------      ---------      ---------      ---------      ---------
      Income (loss) before taxes                                     --         (5,468)          (373)            --         (5,841)
Income tax benefit expense                                       (1,635)            --             --             --         (1,635)
                                                              ---------      ---------      ---------      ---------      ---------
      Net income (loss)                                       $   1,635      $  (5,468)     $    (373)            --      $  (4,206)
                                                              =========      =========      =========      =========      =========

Statement of Cash Flows
Net cash (used in) provided by operating
  activities                                                         --      $  (4,035)           333             --      $  (3,702)
                                                              =========      =========      =========      =========      =========

Net cash used in investing activities                                --      $  (2,980)          (333)            --      $  (3,313)
                                                              =========      =========      =========      =========      =========

Net cash provided by financing activities                            --      $   7,030             --             --      $   7,030
                                                              =========      =========      =========      =========      =========

6.  Commitments and Contingencies

      The Company is a party to various lawsuits and claims incidental to its business. While it is not possible to predict accurately the outcome of these matters, management believes that none of these actions will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 1998 compared to the Three Months Ended March 31, 1997

Results of Operations

      Coal Sales and Related Revenues. Coal sales and related revenues were $71.6 million for the first quarter ended March 31, 1998 compared to $70.0 million for the first quarter ended March 31, 1997, an increase of 2.3%. Coal sales volume remained constant at approximately 3.0 million tons for the quarters ended March 31, 1998 and 1997.

      1) Tonnage levels for the first quarter of 1998 were down at the Monongalia County surface operations which resulted from the move of mining locations from one finished mining area to a new permitted area.

      2) Tonnage levels were down in the first quarter of 1998 at the Preston County operations due to the completion of one contract mining operation in the fourth quarter of 1997 and a general scaling down of production of the other contract mining operations. Production is expected to cease at the current contract underground operations in later quarters of 1998 due to the depletion of the reserve base.

      3) Tonnage levels were down at the Barbour County operations due to the implementation of a new mining plan during the fourth quarter 1997, which resulted in lower expected production for the quarter ended March 31, 1998.

      4) To offset the declines mentioned above, there were increases at mines acquired or developed during 1997, including the Grant County and Upshur County operations and additional brokered sales during the period.

      Cost of Operations and Selling Expenses. The cost of operations and selling expenses totaled $68.0 million for the first quarter ended March 31, 1998 compared to $61.5 million for the first quarter ended March 31, 1997, an increase of 10.6%. Severe weather during January and February, 1998 negatively impacted the Company's operations in Webster and Raleigh Counties, West Virginia. The effect of the severe weather on these operations is described below:

      1) The Company's Webster County surface mine experienced significant rainfall which reduced its ability to dispose of preparation plant refuse causing an increase in inventory. The inventory handling issues eventually prevented the mine from operating efficiently according to its mine plan. During March 1998, the Company idled this mine to reduce inventory. The mine restarted operations in May at reduced levels.

      2) The Company's Raleigh County underground operation was shut down for one week due to a power outage created by a record snowfall in January. The shut down resulted in reduced coal production.

The cost of operations and selling expenses for the Company was $22.51 per ton shipped for the first quarter ended March 31, 1998 compared to $20.30 per ton for the first quarter ended March 31, 1997, an increase of 10.9%.

      Other Operating Expenses. Other operating expenses for the first quarter ended March 31, 1998 were $6.4 million compared to $6.3 million for the first quarter ended March 31, 1997, an increase of 1.6%. General and administrative expenses increased 30%, to $2.6 million for the first quarter ended March 31, 1998 compared to $2.0 million for the first quarter ended March 31, 1997. The increase in general and administrative costs primarily resulted from the increase in the Company's management staff necessary to manage the additional mines developed or acquired since March 31, 1997. The Company has initiated steps to reduce general and administrative expenses. Depreciation, depletion and amortization was $3.8 million for the first quarter ended March 31, 1998 compared to $4.2 million for the first quarter ended March 31, 1997, a decrease of 9.5%. The decrease in depreciation, depletion and amortization primarily resulted from a decrease in the amortization of non-compete agreements due to the agreements being fully amortized in subsequent quarters of 1997 and a decrease in the depletion and amortization resulting from decreased tonnage production levels described above.

      Loss on Impairment of Investment. The Company recorded an additional impairment loss of $0.3 million to adjust the Company's investment in Oak Mountain to its fair market value.

      Interest Expense. Interest expense was $2.9 million for the first quarter ended March 31, 1998 compared to $1.4 million for the first quarter ended March 31, 1997, an increase of 107.1%. The increase was due to an increase in the average outstanding indebtedness and average effective interest rate in the first quarter of 1998 as compared to the first quarter of 1997.

      Income Taxes. Income tax benefit from operations for the first quarter ended March 31, 1998 was $1.6 million compared to $0.3 million in income tax expense for the first quarter ended March 31, 1997, a decrease of $1.9 million. The income tax benefit for the period is based on the effective tax rate expected to be applicable for the full year.

      Net Income. For the first quarter ended March 31, 1998, the Company's loss was $4.2 million compared to $0.8 million of income for the first quarter ended March 31, 1997, a decrease of $5.0 million. The decrease in net income is primarily due to the increase in total operating expenses.

Liquidity and Capital Resources

      The Company has budgeted approximately $24.0 million for capital expenditures in 1998. Of the $24 million budgeted for capital expenditures in 1998, approximately $14.0 million relates to the development of recently opened or acquired properties and to the acquisition of new properties. As of March 31, 1998 the Company incurred $3.5 million of capital expenditures with $2.3 million relating to the development of recently opened or acquired properties and to the acquisition of new properties.

      On September 25, 1997, the Company issued a $125,000,000 of unsecured 9 3/4% Senior Notes due October 1, 2007. Interest on the Senior Notes is payable semiannually on April 1 and October 1 of each year commencing April 1, 1998.

      On March 31, 1998, the Company's Amended and Restated Revolving Credit Facility (the "Credit Facility") had approximately $2.9 million of outstanding indebtedness and additional undrawn availability of approximately $68.1 million. The Credit Facility contains certain restrictions and limitations, including financial covenants that require the Company to maintain and achieve certain levels of financial performance and limitations on the payment of cash dividends and similar restricted payments. One such covenant that controls the Company's availability of borrowings is a net leverage ratio based on cashflow for a rolling twelve month period. Due to the death of John J. Faltis (the Company's President, Chief Executive Officer and Chairman of the Board of Directors) on October 12, 1997, the Company recorded $15 million of key man life insurance proceeds in December 1997, which reduced the Company's net leverage ratio and created additional availability of borrowings. The rolling twelve month period for the net leverage ratio covenant will provide the Company with the additional borrowing availability during the first three quarters of 1998. During the fourth quarter of 1998 the life insurance proceeds will no longer be included in the calculation of the net leverage ratio and will not result in increased borrowing availability.

      In accordance with the stockholders' agreement, dated as of August 12, 1996, among the Company, Mr. Faltis, JJF Group Limited Liability Company, a West Virginia limited liability company formerly controlled by Mr. Faltis and now controlled by his estate ("JJF Group"), and others (the "Stockholders' Agreement") the Company maintained key man life insurance on the life of Mr. Faltis in the amount of $15 million. Under the Stockholders' Agreement the Company must use the proceeds from the key man policy to repurchase as much of the Company's Common Stock owned by JJF Group as possible, based on the fair market value of such Common Stock. The Company has received the $15 million in key man life insurance proceeds, which it has used to temporarily reduce the outstanding indebtedness under the Credit Facility. As soon as the fair market value of the Common Stock owned by JJF Group is determined, such proceeds will be reborrowed under the Credit Facility and applied to the purchase of such Common Stock.

      The Company's ability to fund its operations and make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control. There can be no assurance that the Company's operating results, cash flow and capital resources will be sufficient to satisfy these obligations. If the Company cannot generate sufficient cash flow from operations or call upon other resources, the Company could face liquidity problems and might be required to take certain actions, including to reduce or delay planned expansion and capital expenditures, sell assets, obtain additional equity capital or restructure its debt. There can be no assurance that any of these actions could be effected on terms satisfactory to the Company, if at all.

Dividend Restrictions Affecting Subsidiaries

      As of March 31, 1998 there were no restrictions affecting the ability of the guarantor subsidiaries of the Senior Notes to make distributions to the Company or other guarantor subsidiaries except to the extent provided by law generally (eg, adequate capital to pay dividends under corporate law).

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

      Exhibit number 27, Financial Data Schedule, is filed herewith on Form
      10-Q.

(b) No items were filed on Form 8-K during the first quarter 1998.

Signatures

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ANKER COAL GROUP, INC.

                                                /s/ Bruce Sparks
                                         ------------------------------------
                                                    Bruce Sparks
                                         President and Chief Executive Officer

                                               /s/ Michael Matesic
                                         ------------------------------------
                                                   Michael Matesic
                                         Treasurer and Chief Financial Officer

DATE: May 13, 1998