Form 10-Q
period 1998-06-30
ANKER COAL GROUP INC
filed 1998-08-14
CIK 1022356

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarterly Period Ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-39643

                             ANKER COAL GROUP, INC.
                             ----------------------
             (Exact Name Of Registrant As Specified in Its Charter)

                Delaware                                52-1990183
                --------                                ----------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

        2708 Cranberry Square                             26505
       Morgantown, West Virginia                          -----
       -------------------------                        (Zip Code)
(Address Of Principal Executive Offices)

       Registrant's telephone number, including area code: (304) 594-1616

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $.01 per share par value, 10,000 shares (August 14, 1998)

DOCUMENTS INCORPORATED BY REFERENCE:  None

                             ANKER COAL GROUP, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                     PART I

ITEM 1. Financial Statements:

            Consolidated Statement of Operations -
                  Three and Six Months Ended June 30, 1998 and 1997..........  1

            Consolidated Balance Sheet -
                  June 30, 1998 and December 31, 1997........................  2

            Consolidated Statement of Cash Flows -
                  Six Months Ended June 30, 1998 and 1997....................  3

            Notes to Consolidated Financial Statements.......................4-6

ITEM 2.  Management's Discussion And Analysis Of Financial
            Condition And Results Of Operations..............................7-8

                                     PART II

ITEM 6.  Exhibits and Reports on Form 8-K....................................  9

Signature Page............................................................... 10

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (In thousands)


                                               Three Months             Six Months
                                                   Ended                  Ended
                                                  June 30,                June 30,
                                              1998       1997        1998       1997
                                            -------    --------    --------   --------
                                              (unaudited)            (unaudited)
Coal sales and related revenue              $76,320    $ 79,927    $147,894   $149,907
Expenses:
      Cost of operations and selling
        expenses                             72,894      73,257     140,931    134,733
      Depreciation, depletion and
        amortization                          4,439       4,428       8,217      8,668
     General and administrative               2,457       2,462       5,088      4,496
     Loss on  impairment of investment            -           -         333          -
     Restructuring charges                    1,496           -       1,496          -
                                            -------    --------    --------   --------
       Total expenses                        81,286      80,147     156,065    147,897

       Operating (loss) income               (4,966)       (220)     (8,171)     2,010

Interest, net of $106 capitalized
  for the three months ended
  June 30, 1998 and net of $386
  and $53 capitalized for the
  six months ended June 30, 1998
  and 1997, respectively                     (3,253)     (2,405)     (6,120)    (3,847)
Other income, net                               317         875         548      1,175
                                            -------    --------    --------   --------
       Loss before income taxes              (7,902)     (1,750)    (13,743)      (662)

Income tax benefit                           (2,213)       (490)     (3,848)      (185)
                                            -------    --------    --------   --------
       Net loss                              (5,689)     (1,260)     (9,895)      (477)

Less mandatorily redeemable preferred
  stock dividends                               334         319         669        635
Less mandatorily  redeemable  preferred
  stock accretion                               150         150         300        300
                                            -------    --------    --------   --------
       Net loss available to common
         stockholders                       $(6,173)     (1,729)   $(10,864)   $(1,412)
                                            =======    ========    ========   ========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                     ASSETS

                                                                 June 30,   December 31,
                                                                  1998         1997
                                                                ---------    --------
                                                               (unaudited)
Current assets:
  Cash and cash equivalents                                     $       9           -
  Accounts receivable:
    Trade                                                          33,597    $ 31,029
    Affiliates                                                        449         223
  Inventories                                                       8,051      10,717
  Current portion of long-term notes receivable                       600         791
  Life insurance proceeds receivable                                    -      10,000
  Prepaid expenses and other                                        3,567       4,659
  Deferred income taxes                                               399         399
                                                                ---------    --------
    Total current assets                                           46,672      57,818

Properties:
  Coal lands and mineral rights                                   102,343     101,324
  Machinery and equipment                                          88,093      83,370
                                                                ---------    --------
                                                                  190,436     184,694
  Less allowances for depreciation, depletion and
    amortization                                                   24,389      17,333
                                                                ---------    --------
                                                                  166,047     167,361
Other assets:
  Advance minimum royalties                                        20,407      19,050
  Goodwill, net of accumulated amortization of $1,964 and
    $1,408 at June 30, 1998 and December 31, 1997, respectively    42,454      43,010
  Other intangible assets, net of accumulated amortization of
    $848 and $432 at June 30, 1998 and December 31, 1997,
    respectively                                                    6,558       6,553
  Notes receivable                                                  4,336       5,056
  Other assets                                                      9,880       5,802
                                                                ---------    --------
    Total assets                                                 $296,354    $304,650
                                                                =========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable:
    Trade                                                          19,110      20,173
    Affiliates                                                        656       1,572
  Accrued interest                                                  3,142       3,530
  Accrued expenses and other                                       13,473       9,029
  Current maturities of long-term debt                                821         799
                                                                ---------    --------
    Total current liabilities                                      37,202      35,103

Long-term debt                                                    133,085     132,800
Other liabilities:
  Accrued reclamation expenses                                     17,976      18,619
  Deferred income taxes                                            12,976      12,976
  Other                                                             6,629       6,771
                                                                ---------    --------
    Total liabilities                                             207,868     206,269

Commitments and contingencies                                           -           -

Mandatorily redeemable preferred stock                             23,620      22,651
Common stock available for repurchase                              15,000           -

Stockholders' equity:
  Preferred stock                                                  23,000      23,000
  Common stock                                                          -           -
  Paid-in capital                                                  42,900      57,900
  Accumulated deficit                                             (16,034)     (5,170)
                                                                ---------    --------
    Total stockholders' equity                                     49,866      75,730
                                                                ---------    --------
    Total liabilities and stockholders' equity                   $296,354    $304,650
                                                                =========    ========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

             ANKER COAL GROUP, INC. AND SUBSIDIARIES AND PREDECESSOR
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                    Six Months
                                                                       Ended
                                                                     June 30,
                                                                 1998        1997
                                                               ---------   --------
                                                                    (unaudited)
Cash flows from operating activities:
  Net loss                                                     $  (9,895)  $   (477)
    Adjustments to reconcile net loss to net
      cash (used in) provided by operating
      activities:
    Impairment loss                                                  333          -
    Depreciation, depletion and amortization                       8,217      8,668
    Loss on sale of property, plant and equipment                  1,312          -
    Deferred taxes                                                     -       (185)
    Changes in operating assets and liabilities:
      Accounts receivable                                         (2,794)     4,496
      Inventories, prepaid expenses and other                        (90)   (10,391)
      Advance minimum royalties                                   (1,357)    (3,008)
      Accounts payable, accrued expenses and other                (1,817)     6,441
      Other liabilities                                             (142)      (126)
                                                               ---------   --------
        Net cash (used in) provided by operating activities       (6,233)     5,418
                                                               ---------   --------

Cash flows from investing activities:
  Acquisitions (including related acquisition cost of
    $185, net of cash acquired of $117 and liabilities
    and seller note assumed of $8,752)                                 -     (9,883)
  Purchases of properties                                         (5,390)   (26,863)
  Proceeds from sales of property, plant and equipment               145          -
  Payments received on notes receivable                              911      4,459
  Other assets                                                      (442)    (1,388)
  Investment in affiliate                                           (333)         -
                                                               ---------   --------
        Net cash used in investing activities                     (5,109)   (33,675)
                                                               ---------   --------

Cash flows from financing activities:
  Proceeds from revolving line of credit and long-term
    debt                                                          45,565     84,000
  Principal payments on revolving line of credit and
    long-term debt                                               (43,793)   (55,495)
  Debt issuance costs                                               (421)         -
  Proceeds received from life insurance                           10,000          -
                                                               ---------   --------
        Net cash provided by financing activities                 11,351     28,505
                                                               ---------   --------

Increase in cash and cash equivalents                                  9        248

Cash and cash equivalents at beginning of period                       -        439
                                                               ---------   --------
Cash and cash equivalents at end of period                     $       9   $    687
                                                               =========   ========

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

3. Inventories

      Coal inventories are stated at the lower of average cost or market and amounted to approximately $5,800,000 and $8,822,000 at June 30, 1998 and December 31, 1997, respectively. Supply inventories are stated at the lower of cost (first in, first out) and average cost or market and amounted to approximately $2,251,000 and $1,895,000 at June 30, 1998 and December 31, 1997,
respectively.

4. Restructuring Charges

      During the second quarter of 1998, the Company initiated steps to reduce general and administrative expenses and challenge the mine operating plans. In connection with this effort, the Company recorded $0.1 million of restructuring charges relating to management changes and $1.4 million relating to impairment losses on certain pieces of mining equipment that are not productive in the current mining plans established. The Company is making an ongoing effort to restructure and reduce its costs.

5. Oak Mountain Energy, L.L.C.

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

      The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Oak Mountain Energy Corporation and its affiliates had been disposed of as of the beginning of the periods presented, after including the impact of certain adjustments:


                                                       Three Months     Six Months
                                                          Ended           Ended
                                                         June 30,        June 30,
                                                           1997       1998       1997
                                                         --------   --------   --------
                                                     (In thousands)   (In thousands)
           Total coal sales and related revenue          $ 77,992   $147,894   $147,972
                                                         ========   ========   ========
           Net loss                                      $   (855)  $ (9,562)  $    (72)
                                                         ========   ========   ========
           Net loss available to common stockholders     $ (1,324)  $(10,532)  $ (1,007)
                                                         ========   ========   ========

5. Subsidiary Guarantees

      The Company is a holding company with no assets other than its investments in its subsidiaries. The Company's $125 million Senior Notes due October 2007 (the "Senior Notes") are guaranteed by certain subsidiaries of the Company (collectively, the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a wholly-owned subsidiary of the Company and has fully and unconditionally guaranteed the Senior Notes on a joint and several basis. The following tables summarize the financial position, results of operations and cash flows for the Company, the Guarantor Subsidiaries and the subsidiaries of the Company which did not guarantee the Senior Notes (collectively, the "Non-Guarantor Subsidiaries"). The Company has not presented separate financial statements and other disclosure regarding the Guarantor Subsidiaries because management has determined that such information is not material to investors. As of June 30, 1998, there were no restrictions affecting the ability of the Guarantor Subsidiaries to make distributions to the Company or other Guarantor Subsidiaries except to the extent provided by law generally (e.g., adequate capital to pay dividends under corporate law).


                                                      As of and for the six months
                                                           ended June 30, 1998
                                      -----------------------------------------------------------
                                                              (In thousands)

                                                                                       Anker Coal
                                      Anker Coal   Guarantor    Non-guarantor  Cons.     Group
                                         Group       Subs.          Subs.     Adjust.     Cons.
                                       ---------   ---------    -----------  --------   ---------
Balance Sheet
Total current assets                   $   4,247   $  40,881    $         8  $  5,384   $  50,520
Investment in subsidiaries                55,925          --             --   (55,925)         --
Properties, net                               --     158,757          7,290        --     166,047
Other assets                                  --      79,762             25        --      79,787
                                       ---------   ---------    -----------  --------   ---------
      Total assets                        60,172     279,400          7,323   (50,540)    296,354
                                       =========   =========    ===========   =======   =========

Total current liabilities                     --      31,664            154     5,384      37,202
Long-term debt                                --     133,085             --        --     133,085
Intercompany payable (receivable),
  net                                    (59,173)     50,650          8,523        --          --
Other long-term liabilities               11,479      26,102             --        --      37,581
Mandatorily redeemable preferred stock    23,620          --             --        --      23,620
Common stock available for repurchase     15,000          --             --        --      15,000
Total stockholders' equity                69,246      37,899         (1,354)  (55,925)     49,866
                                       ---------   ---------    -----------  --------   ---------
      Total liabilities and
        stockholders' equity           $  60,172   $ 279,400    $     7,323  $(50,540)  $ 296,354
                                       =========   =========    ===========  ========   =========

Statement of Operations
Coal sales and related revenues               --   $ 147,894             --        --   $ 147,894
Cost of operations and
  operating expenses                          --     155,612            453        --     156,065
                                       ---------   ---------    -----------   -------   ---------
  Operating loss                              --      (7,718)          (453)       --      (8,171)
Other expense                                 --       5,572             --        --       5,572
                                       ---------   ---------    -----------   -------   ---------
 Loss before taxes                           --     (13,290)          (453)        --     (13,743)
Income tax benefit                     $  (3,848)         --             --        --      (3,848)
                                       ---------   ---------    -----------   -------   ---------
  Net income (loss)                    $   3,848   $ (13,290)   $      (453)       --     (9,895)
                                       =========   =========    ===========   =======   =========

Statement of Cash Flows
Net cash (used in) provided
  by operating activities                     --   $  (6,566)   $       333        --   $  (6,233)
                                       =========   =========    ===========   =======   =========

Net cash used in investing activities         --   $  (4,776)   $      (333)       --   $  (5,109)
                                       =========   =========    ===========   =======   =========

Net cash provided by financing
  activities                                  --   $  11,351             --        --   $  11,351
                                       =========   =========    ===========   =======   =========

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three and Six Months Ended June 30, 1998 compared to the Three and Six Months Ended June 30, 1997

Results of Operations

      Coal Sales and Related Revenues. Coal sales and related revenues were $76.3 and $147.9 million for the three and six months ended June 30, 1998 compared to $79.9 and $149.9 million for the same periods of 1997, decreases of 4.5% and 1.3%, respectively. Coal sales volume was 3.2 and 6.2 million tons for the three and six months ended June 30, 1998 compared to 3.3 and 6.3 million tons for the same periods a year ago, decreases of 3.0% and 1.3%, respectively. The decreases are due to the following:

      1) Tonnage levels were down in the first and second quarters of 1998 at the Company's Preston County operations due to the completion of one contract mining operation in the fourth quarter of 1997 and a general scaling down of production of the other contract mining operations. Production is expected to cease at the current contract mining underground operations in the second half of 1998 due to the depletion of the reserve base.

      2) Tonnage levels were down at the Barbour County operations due to the implementation of a new mining plan during the fourth quarter of 1997, which as expected resulted in lower production for the first two quarters of 1998.

      3) The Company's Webster County surface mine experienced significant rainfall in the first quarter of 1998 which reduced its ability to dispose of preparation plant refuse causing an increase in inventory. The inventory handling issues eventually prevented the mine from operating efficiently according to its mine plan. During March 1998, the Company idled this mine to reduce inventory. The mine restarted operations in May at reduced levels.

      4) Tonnage levels were down in the first quarter of 1998 at the Monongalia County surface operations due to the move of mining locations from one finished mining area to a new permitted area. Production returned to previous levels in the second quarter of 1998.

      5) To offset the declines mentioned above, there were increases at mines acquired or developed during 1997, including the Grant County and Upshur County operations and additional brokered sales during the periods.

      Cost of Operations and Selling Expenses. The cost of operations and selling expenses totaled $72.9 and $140.9 million for the three and six months ended June 30, 1998 compared to $73.3 and $134.7 million for the same periods of 1997, a decrease of 1% and an increase of 4.6%, respectively. The cost of operations and selling expenses was $23.07 per ton shipped for the three months ended June 30, 1998 compared to $22.29 per ton for the three months ended June 30, 1997, an increase of 3.5% and for the six months ended June 30, 1998. The cost of operations and selling expenses was $22.78 per ton shipped compared to $21.33 for the six months ended June 30, 1997, an increase of 6.8%. The increases were due to a reduction in production as described above and higher operating costs at certain underground mines.

      Other Operating Expenses. Remaining consistent for the second quarters ending June 30, 1998 and 1997 were other operating expenses of $6.9 million, including general and administrative expenses of $2.5 million and depreciation, depletion and amortization of $4.4 million.

      Other operating expenses for the six months ended June 30, 1998 were $13.3 million compared to $13.2 million for the six months ended June 30, 1997. General and administrative expenses increased 13.3%, to $5.1 million for the six months ended June 30, 1998 compared to $4.5 million for the six months ended June 30, 1997. The increase in general and administrative costs primarily resulted from the increase in the Company's management staff necessary to manage the additional mines developed or acquired since June 30, 1997. The Company has initiated steps to reduce general and administrative expenses. Depreciation, depletion and amortization was $8.2 million for the six months ended June 30, 1998 compared to $8.7 million for the six months ended June 30, 1997, a decrease of 5.8%. The decrease in depreciation, depletion and amortization primarily resulted from a decrease in the amortization of non-compete agreements due to the agreements being fully amortized in subsequent quarters of 1997 and a decrease in the depletion and amortization resulting from decreased tonnage production levels described above.

      Loss on Impairment of Investment. During the first quarter of 1998, the Company recorded an additional impairment loss of $0.3 million to adjust the Company's investment in Oak Mountain to its fair market value. There were no additional investments in the second quarter of 1998.

      Restructuring Charges. During the second quarter of 1998, the Company initiated steps to reduce general and administrative expenses and restructure the mine operating plans. In connection with this effort, the Company recorded $0.1 million of restructuring charges relating to management changes and $1.4 million relating to impairment losses on certain pieces of mining equipment that are not productive in the current mining plans. The Company is making an ongoing effort to restructure and reduce its costs.

      Interest Expense. Interest expense was $3.3 and $6.1 million for the three and six months June 30, 1998 compared to $2.4 and $3.9 million for the three and six months ended June 30, 1997, an increase of 37.5% and 56.4%, respectively. The increases were due to an increase in the average outstanding indebtedness and average effective interest rate in the respective periods.

      Income Taxes. Income tax benefit from operations for the three and six months ended June 30, 1998 was $2.2 and $3.9 million compared to $0.5 and $0.2 million for the same period a year ago. The income tax benefit for the period is based on the effective tax rate expected to be applicable for the full year.

      Net Income. For the three and six months ended June 30, 1998, the Company's loss was $5.7 and $9.9 million compared to losses of $1.3 and $0.5 million for the same periods of 1997, a decrease of $4.4 and $9.4 million, respectively. The decreases in net income are primarily due to increases in year to date operating expenses and decreases in production levels described above.

Liquidity and Capital Resources

      The Company has budgeted approximately $24.0 million for capital expenditures in 1998. Of the $24 million budgeted for capital expenditures in 1998, approximately $14.0 million relates to the development of recently opened or acquired properties and to the acquisition of new properties. As of June 30, 1998 the Company incurred $5.4 million of capital expenditures with $2.6 million relating to the development of recently opened or acquired properties and to the acquisition of new properties.

      On September 25, 1997, the Company issued a $125,000,000 of unsecured 9 3/4% Senior Notes due October 1, 2007. Interest on the Senior Notes is payable semiannually on April 1 and October 1 of each year commencing April 1, 1998.

      On June 30, 1998, the Company's Amended and Restated Revolving Credit Facility (the "Credit Facility") had approximately $7.6 million of outstanding indebtedness and additional undrawn availability of approximately $63.4 million. The Credit Facility contains certain restrictions and limitations, including financial covenants that require the Company to maintain and achieve certain levels of financial performance and limitations on the payment of cash dividends and similar restricted payments. One such covenant that controls the Company's availability of borrowings is a net leverage ratio based on cashflow for a rolling twelve month period. Due to the death of John J. Faltis (the Company's President, Chief Executive Officer and Chairman of the Board of Directors) on October 12, 1997, the Company recorded $15 million of key man life insurance proceeds in December 1997, which reduced the Company's net leverage ratio and created additional availability of borrowings. The rolling twelve month period for the net leverage ratio covenant will provide the Company with the additional borrowing availability during the first three quarters of 1998. During the fourth quarter of 1998 the life insurance proceeds will no longer be included in the calculation of the net leverage ratio and will decrease borrowing availability.

      In accordance with the Stockholders' Agreement, dated as of August 12, 1996, among the Company, Mr. Faltis, JJF Group Limited Liability Company, a West Virginia limited liability company formerly controlled by Mr. Faltis and now controlled by his estate ("JJF Group"), and others (the "Stockholders' Agreement") the Company maintained key man life insurance on the life of Mr. Faltis in the amount of $15 million. Under the Stockholders' Agreement the Company must use the proceeds from the key man policy to repurchase as much of the Company's Common Stock owned by JJF Group as possible, based on the fair market value of such Common Stock. The Company has received the $15 million in key man life insurance proceeds, which it has used to temporarily reduce the outstanding indebtedness under the Credit Facility. As soon as the fair market value of the Common Stock owned by JJF Group is determined, such proceeds will be reborrowed under the Credit Facility and applied to the purchase of such Common Stock. The Company has estimated the value of the Common Stock to be approximately $15 million and therefore has recorded this estimate as Common Stock available for repurchase at June 30, 1998.

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

Dividend Restrictions Affecting Subsidiaries

      As of June 30, 1998 there were no restrictions affecting the ability of the guarantor subsidiaries of the Senior Notes to make distributions to the Company or other guarantor subsidiaries except to the extent provided by law generally (eg, adequate capital to pay dividends under corporate law).

                           PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

      Exhibit number 10.14, Amendment No. 1 dated as of December 26, 1997 to the Credit Agreement dated as of September 22, 1997, is filed herewith on Form 10-Q.

      Exhibit number 27, Financial Data Schedule, is filed herewith on Form
      10-Q.

(b) No items were filed on Form 8-K during the second quarter 1998.

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ANKER COAL GROUP, INC.

                                                 /s/Bruce Sparks
                                       -----------------------------------------
                                                    Bruce Sparks
                                         President and Chief Executive Officer

                                                /s/Michael Matesic
                                       -----------------------------------------
                                                   Michael Matesic
                                         Treasurer and Chief Financial Officer

DATE:  August 14, 1998