Form 10-Q
period 1998-09-30
ANKER COAL GROUP INC
filed 1998-11-16
CIK 1022356

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Quarterly Period Ended September 30, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 333-39643

                             ANKER COAL GROUP, INC.
             (Exact Name Of Registrant As Specified in Its Charter)

      DELAWARE                                         52-1990183
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                    Identification No.)


          2708 CRANBERRY SQUARE                                  26508
        MORGANTOWN, WEST VIRGINIA                              (Zip Code)
(Address Of Principal Executive Offices)

       Registrant's telephone number, including area code: (304) 594-1616

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X_ No __

    Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $.01 per share par value, 8,987 shares (November 13, 1998)

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                             ANKER COAL GROUP, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS:

          Consolidated Statement of Operations -
              Three and Nine Months Ended September 30, 1998 and 1997. . .   1

          Consolidated Balance Sheet -
                September 30, 1998 and December 31, 1997. . . . . . . . . .  2

          Consolidated Statement of Cash Flows -
                       Nine Months Ended September 30, 1998 and 1997. . . .  3


          Notes to Consolidated Financial Statements. . . . . . . . . . . . 4-6



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . 7-10

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . .  11

SIGNATURE PAGE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12


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

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                       THREE MONTHS                  NINE MONTHS
                                                                         ENDED                          ENDED
                                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                                  1998         1997              1998            1997
                                                             ----------      ----------       ---------       ---------
                                                                     (UNAUDITED)                     (UNAUDITED)
Coal sales and related revenue                                $  78,217       $  90,911       $ 226,111       $ 240,818

Expenses:
     Cost of operations and selling expenses                     78,612          82,787         219,543         217,520
     Depreciation, depletion and amortization                     4,792           4,241          13,009          12,909
     General and administrative                                   2,679           2,290           7,767           6,786
     Loss on  impairment of investment                               --              --             333              --
     Restructuring charges                                          417              --           1,913              --
                                                              ---------       ---------       ---------       ---------
          Total expenses                                         86,500          89,318         242,565         237,215

          Operating (loss) income                                (8,283)          1,593         (16,454)          3,603

Interest, net of $414 capitalized for
the three months ended September 30, 1997
and net of $386 and $467 capitalized for the
nine months ended September 30,
     1998 and 1997, respectively                                 (3,301)         (2,799)         (9,421)         (6,646)
Other income (expense), net                                         273            (111)            821           1,064
                                                              ---------       ---------       ---------       ---------

         Loss before income taxes and extraordinary item        (11,311)         (1,317)        (25,054)         (1,979)

Income tax benefit                                               (3,167)           (369)         (7,015)           (554)
                                                              ---------       ---------       ---------       ---------

         Loss before extraordinary item                          (8,144)           (948)        (18,039)         (1,425)
Extraordinary item, net of income taxes of $1,497                    --          (3,849)             --          (3,849)
                                                              ---------       ---------       ---------       ---------
           Net loss                                              (8,144)         (4,797)        (18,039)         (5,274)

Less mandatorily redeemable preferred  stock dividends              334             322           1,004             957
Less mandatorily redeemable preferred stock accretion               150             150             450             450
                                                              ---------       ---------       ---------       ---------

          Net loss available to common stockholders           $  (8,628)      $  (5,269)      $ (19,493)      $  (6,681)
                                                              =========       =========       =========       =========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                  ASSETS
                                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                                 1998            1997
                                                                              ------------    ------------
                                                                              (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                 $     931              --
     Accounts receivable:
          Trade                                                                   31,900       $  31,029
          Affiliates                                                                  22             223
     Inventories                                                                   7,194          10,717
     Current portion of long-term notes receivable                                   606             791
     Life insurance proceeds receivable                                               --          10,000
     Prepaid expenses and other                                                    4,609           4,659
     Deferred income taxes                                                           399             399
                                                                               ---------       ---------
          Total current assets                                                    45,661          57,818

Properties:
     Coal lands and mineral rights                                               104,166         101,324
     Machinery and equipment                                                      88,128          83,370
                                                                               ---------       ---------
                                                                                 192,294         184,694
     Less allowances for depreciation, depletion and amortization                 28,143          17,333
                                                                               ---------       ---------
                                                                                 164,151         167,361
Other assets:
     Advance minimum royalties                                                    20,925          19,050
     Goodwill, net of accumulated amortization of $2,243 and
      $1,408 at September 30, 1998 and December 31, 1997, respectively            41,450          43,010

     Other intangible assets, net of accumulated amortization of $1,057
       and $432 at September 30, 1998 and December 31, 1997, respectively          6,349           6,553

     Notes receivable                                                              4,251           5,056
     Other assets                                                                  5,784           5,802
                                                                               ---------       ---------
          Total assets                                                         $ 288,571       $ 304,650
                                                                               =========       =========
                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable:
          Trade                                                                   13,420          20,173
          Affiliates                                                                 578           1,572
     Accrued interest                                                              6,318           3,530
     Accrued expenses and other                                                   14,684           8,674
     Accrued reclamation expenses                                                  4,130             355
     Current maturities of long-term debt                                            833             799
                                                                               ---------       ---------
          Total current liabilities                                               39,963          35,103

Long-term debt                                                                   142,025         132,800
Other liabilities:
     Accrued reclamation expenses                                                 18,751          18,619
     Deferred income taxes                                                         5,961          12,976
     Other                                                                         6,629           6,771
                                                                               ---------       ---------
          Total liabilities                                                      213,329         206,269

Commitments and contingencies                                                         --              --

Mandatorily redeemable preferred stock                                            24,105          22,651
Common stock available for repurchase                                             10,000              --
Stockholders' equity:
     Preferred stock                                                              23,000          23,000
     Common stock                                                                     --              --
     Paid-in capital                                                              47,900          57,900
     Treasury stock                                                               (5,100)             --
     Accumulated deficit                                                         (24,663)         (5,170)
                                                                               ---------       ---------
          Total stockholders' equity                                              41,137          75,730
                                                                               ---------       ---------
          Total liabilities and stockholders' equity                           $ 288,571       $ 304,650
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

             ANKER COAL GROUP, INC. AND SUBSIDIARIES AND PREDECESSOR
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    NINE MONTHS
                                                                                        ENDED
                                                                                     SEPTEMBER 30 ,
                                                                                 1998            1997
                                                                              ----------      ---------
                                                                                    (UNAUDITED)
Cash flows from operating activities:
    Net loss                                                                  $ (18,039)      $  (5,274)
          Adjustments to reconcile net loss to net
            cash (used in) provided by operating activities:
          Extraordinary item                                                         --           3,849
          Impairment loss                                                           333              --
          Depreciation, depletion and amortization                               13,009          12,909
          Loss on sale of property, plant and equipment                           1,599              --
          Deferred taxes                                                         (7,015)           (554)
          Changes in operating assets and liabilities:
               Accounts receivable                                                 (670)         (2,154)
               Inventories, prepaid expenses and other                            4,298         (12,057)
               Advance minimum royalties                                         (1,875)         (3,692)
               Accounts payable, accrued expenses and other                       2,924           9,237
               Accrued reclamation                                                4,132             (25)
               Other liabilities                                                   (142)           (127)
                                                                              ---------       ---------
                    Net cash (used in)provided by operating
                      activities                                                 (1,446)          2,112
                                                                              ---------       ---------

Cash flows from investing activities:
     Acquisitions (including related acquisition cost of
          $185, net of cash acquired of $117 and liabilities
          and seller note assumed of $8,752)                                         --          (9,883)
     Purchases of properties                                                     (8,134)        (35,949)
     Proceeds from sales of property, plant and equipment                           345              --
     Issuance of notes receivable                                                   (20)           (751)
     Payments received on notes receivable                                        1,010           4,582
     Intangible assets                                                               --          (4,792)
     Other assets                                                                  (310)         (1,087)
     Investment in affiliate                                                       (333)             --
                                                                              ---------       ---------
               Net cash used in investing activities                             (7,442)        (47,880)
                                                                              ---------       ---------

Cash flows from financing activities:
     Proceeds from issuance of Senior Notes                                          --         125,000
     Proceeds from revolving line of credit and
         long-term debt                                                          80,681         135,902
     Principal payments on revolving of credit and
          long-term debt                                                        (75,341)       (215,462)
     Debt issuance costs                                                           (421)             --
     Treasury stock purchase                                                     (5,100)             --
     Proceeds received from life insurance                                       10,000              --
                                                                              ---------       ---------
                   Net cash provided by financing activities                      9,819          45,440
                                                                              ---------       ---------

Increase in cash and cash equivalents                                               931            (328)

Cash and cash equivalents at beginning of period                                     --             556
                                                                              ---------       ---------
Cash and cash equivalents at end of period                                    $     931       $     228
                                                                              =========       =========

Non-cash Transaction: During the period January 1, through July 31, 1997, adjustments were made to goodwill due to changes in assumptions or underestimates relating to certain preacquisition, contingent assets and liabilities, respectively. Accordingly, goodwill was adjusted by $4,296, net of income taxes.

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

3.    INVENTORIES

      Coal inventories are stated at the lower of average cost or market and amounted to approximately $4,995,000 and $8,822,000 at September 30, 1998 and December 31, 1997, respectively. Supply inventories are stated at the lower of cost (first in, first out) and average cost or market and amounted to approximately $2,199,000 and $1,895,000 at September 30, 1998 and December 31, 1997, respectively.

4.    RESTRUCTURING CHARGES

      During the second and third quarters of 1998, the Company initiated steps to reduce general and administrative expenses and challenge the mine operating plans. In connection with this effort, the Company has recorded to date $0.2 million of restructuring charges relating to management changes and $1.7 million relating to impairment losses on certain pieces of mining equipment that are not productive in the current mining plans. The Company is making an ongoing effort to restructure and reduce its costs.

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

      On February 26, 1998, the Company sold its investment in Oak Mountain to an affiliate for $1. The Company tried unsuccessfully to sell its investment to other unrelated parties during December, 1997 and January and February 1998. The Company recorded an impairment loss of $8,267,000 to adjust the Company's investment to its fair market value less cost to sell as of December 31, 1997. During January 1998, the Company contributed an additional $333,000 to Oak Mountain to facilitate its effort to sell its investment. The Company then recorded an impairment loss of $333,000 to adjust the Company's investment to its fair market value.

      The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Oak Mountain Energy Corporation and its affiliates had been disposed of as of the beginning of the periods presented, after including the impact of certain adjustments:

                                              THREE MONTHS           NINE MONTHS
                                                 ENDED                  ENDED
                                              SEPTEMBER 30,          SEPTEMBER 30,
                                                 1997             1998           1997
                                               ---------       ---------       ---------
                                             (IN THOUSANDS)          (IN THOUSANDS)
Total coal sales and related revenue           $  88,254       $ 226,111       $ 236,226
                                               =========       =========       =========
Net loss                                       $  (4,524)      $ (17,706)      $  (4,596)
                                               =========       =========       =========
Net loss available to common stockholders      $  (4,996)      $ (19,159)      $  (6,003)
                                               =========       =========       =========

5.  SUBSIDIARY GUARANTEES

      The Company is a holding company with no assets other than its investments in its subsidiaries. The Company's $125 million Senior Notes due October 2007 (the "Senior Notes") are guaranteed by certain subsidiaries of the Company (collectively, the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a wholly-owned subsidiary of the Company and has fully and unconditionally guaranteed the Senior Notes on a joint and several basis. The following tables summarize the financial position, results of operations and cash flows for the Company, the Guarantor Subsidiaries and the subsidiaries of the Company which did not guarantee the Senior Notes (collectively, "Non-Guarantor Subsidiaries"). The Company has not presented separate financial statements and other disclosure regarding the Guarantor Subsidiaries because management has determined that such information is not material to investors. As of September 30, 1998, there were no restrictions affecting the ability of the Guarantor Subsidiaries to make distributions to the Company or other Guarantor Subsidiaries except to the extent provided by law generally (e.g., adequate capital to pay dividends under corporate law).

                                                                          AS OF AND FOR THE NINE MONTHS
                                                                             ENDED SEPTEMBER 30, 1998
                                                      -------------------------------------------------------------------------
                                                                                  (IN THOUSANDS)
                                                                                                                      ANKER COAL
                                                          ANKER       GUARANTOR    NON-GUARANTOR         CONS.           GROUP
                                                          GROUP         SUBS.          SUBS.            ADJUST.          CONS.
                                                     -----------     ---------     -------------     ----------      -----------
BALANCE SHEET
Total current assets                                 $     399       $  45,254       $       8              --       $  45,661
Investment in subsidiaries                              55,925              --              --       $ (55,925)             --
Properties, net                                             --         156,861           7,290              --         164,151
Other assets                                                --          78,733              26              --          78,759
                                                     ---------       ---------       ---------       ---------       ---------
          Total assets                               $  56,324       $ 280,848       $   7,324       $ (55,925)      $ 288,571
                                                     =========       =========       =========       =========       =========
Total current liabilities                                   23          39,734             205              --          39,962
Long-term debt                                              --         142,025              --              --         142,025
Intercompany payable (receivable), net                 (53,969)         45,095           8,874              --              --
Other long-term liabilities                              4,464          26,877              --              --          31,341
Mandatorily redeemable preferred stock                  24,105              --              --              --          24,105
Common stock available for repurchase                   10,000              --              --              --          10,000
Total stockholders' equity                              71,701          27,117          (1,755)        (55,925)         41,138
                                                     ---------       ---------       ---------       ---------       ---------
     Total liabilities and stockholders' equity      $  56,324       $ 280,848       $   7,324       $ (55,925)      $ 288,571
                                                     =========       =========       =========       =========       =========
STATEMENT OF OPERATIONS
Coal sales and related revenues                             --       $ 226,111              --              --       $ 226,111
Cost of operations and operating expenses                   --         241,709       $     856              --         242,565
                                                     ---------       ---------       ---------       ---------       ---------
     Operating loss                                         --         (15,598)           (856)             --         (16,454)
Other expense                                              127           8,473              --              --           8,600
                                                     ---------       ---------       ---------       ---------       ---------
     Loss before taxes                                    (127)        (24,071)           (856)             --         (25,054)
Income tax benefit                                   $  (7,015)             --              --              --          (7,015)
                                                     ---------       ---------       ---------       ---------       ---------
     Net income (loss)                               $   6,888       $ (24,071)      $    (856)             --       $ (18,039)
                                                     =========       =========       =========       =========       =========

STATEMENT OF CASH FLOWS
Net cash (used in) provided by operating
        activities                                          --       $  (1,779)      $     333              --       $  (1,446)
                                                     =========       =========       =========       =========       =========
Net cash used in investing activities                       --       $  (7,109)      $    (333)             --       $  (7,442)
                                                     =========       =========       =========       =========       =========
Net cash provided by financing activities                   --       $   9,819              --              --       $   9,819
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

RESULTS OF OPERATIONS

      COAL SALES AND RELATED REVENUES. Coal sales and related revenues were $78.2 and $226.1 million for the three and nine months ended September 30, 1998 compared to $90.9 and $240.8 million for the same periods of 1997, decreases of 14.0% and 6.1%, respectively. Coal sales volume was 3.2 and 9.4 million tons for the three and nine months ended September 30, 1998 compared to 3.6 and 9.9 million tons for the same periods in 1997, decreases of 11.0% and 5.1%, respectively. The decreases are due to the following:

      1) Tonnage levels were down in the first and second quarters of 1998 at the Company's Preston County operations due to the completion of one contract mining operation in the fourth quarter of 1997. Production is expected to cease at the current contract mining underground operations in late 1999 due to the depletion of the reserve base.

      2) Tonnage levels were down at the Company's Barbour County operations due to the implementation of a new mining plan during the fourth quarter of 1997, which as expected resulted in lower production for the first three quarters of 1998.

      3) The Company's Webster County surface mine experienced significant rainfall in the first quarter of 1998, which reduced its ability to dispose of preparation plant refuse causing an increase in inventory. The inventory handling issues eventually prevented the mine from operating efficiently according to its mine plan. During March 1998, the Company idled this mine to reduce inventory. The mine restarted operations in May at reduced levels and continued to produce at reduced levels through the third quarter of 1998.

      4) Tonnage levels were down in the first quarter of 1998 at the Monongalia County surface mine operations due to the move of mining locations from one finished mining area to a new permitted area. Production returned to previous levels in the second and third quarters of 1998.

      5) On February 26, 1998, the Company sold its interest in Oak Mountain, which owned and operated an underground mine in Shelby County, Alabama. This resulted in a decrease in production for the Company for the three and nine months ended September 30, 1998.

      6) To offset the declines mentioned above, there were increases in production at mines previously acquired or developed during 1997, including the Grant County and Upshur County operations and additional brokered sales.


      The Company's operations in Grant County, West Virginia and Garrett County, Maryland have been constrained during the first nine months of 1998 due to market factors. To address these factors, the Company has been analyzing various operating plans. A major element of the expected future plan was the continuation of the Company's surface mining operation in Grant County. However, the Company has applied for a new mining permit and has not received a final decision from the applicable regulatory agencies. This will halt surface mining operations at Grant County by December 1998. The Company expects a denial for this permit and will make other operating changes to minimize the effects of the discontinued surface mine operation. There can be no assurance that such operations will be resumed. The Company will challenge the carrying value of these assets as a result of these circumstances.

      The Company is currently evaluating its operating strategies in Webster County which may result in changes to these operations. While this analysis continues, the Company expects to idle its surface mining activities in Webster County in November 1998. There can be no assurance that the Company will resume such surface mining operations and any further changes may result in significant operating effects. The Company will challenge the carrying value of these assets in conjunction with any anticipated operating changes.


      COST OF OPERATIONS AND SELLING EXPENSES. The cost of operations and selling expenses totaled $78.6 and $219.5 million for the three and nine months ended September 30, 1998 compared to $82.8 and $217.5 million for the same periods of 1997, a decrease of 5.1% and an increase of 0.9%, respectively. The cost of operations and selling expenses was $24.23 per ton shipped for the three months ended September 30, 1998 compared to $23.02 per ton shipped for the three months ended September 30, 1997, an increase of 5.3%. For the nine months ended September 30, 1998, the cost of operations and selling expenses was $23.27 per ton shipped compared to $21.94 per ton shipped for the nine months ended September 30, 1997, an increase of 6.1%. These increases were due to a reduction in production as described above and higher operating costs at certain underground mines.

      In addition, a non-recurring reclamation charge of $5.1 million was recorded in September 1998 relating to the Company's operations in Webster County. This reclamation charge was a result of a change in the mine plan for the Webster County surface mine. The change in this mine plan was dictated by a decline in the quality of the surface mine reserves. Since the surface mine is the Company's only mountaintop mining operation, the Company had not experienced this problem in the past and does not expect to experience these problems in the future.

      OTHER OPERATING EXPENSES. Other operating expenses for the three and nine months ended September 30, 1998 were $7.5 million and $20.8 million compared to $6.5 million and $19.7 million for the three and nine months ended September 30, 1997. Included in other operating expenses are general and administrative expenses and depreciation, depletion and amortization.

      General and administrative expenses increased 17.0% for the three months ended September 30, 1998 to $2.7 million compared to $2.3 million for the three months ended September 30, 1997. General and administrative expenses increased 14.5% from $6.8 million for the nine months ended September 30, 1997, to $7.8 million for the nine months ended September 30, 1998. The increases in general and administrative costs primarily resulted from an increase in the Company's management staff necessary to manage the additional mines developed or acquired during 1997.

      Depreciation, depletion and amortization for the three and nine months ended September 30, 1998 increased to $4.8 million and $13.0 million from $4.2 million and $12.9 million for the three and nine months ended September 30, 1997, increases of 13.0% and 0.8%, respectively. The increases are due to depreciation, depletion and amortization starting in 1998 on the mine developed in Upshur County in 1997 and early 1998 partially offset by tonnage reductions at other locations.

      LOSS ON IMPAIRMENT OF INVESTMENT. During the first quarter of 1998, the Company recorded an additional impairment loss of $0.3 million to adjust the Company's investment in Oak Mountain to its fair market value. There were no additional investments by the Company into Oak Mountain in the second or third quarters of 1998.

      RESTRUCTURING CHARGES. During the second and third quarters of 1998, the Company initiated steps to reduce general and administrative expenses and restructure the mine operating plans. In connection with this effort, the Company has recorded to date $0.2 million of restructuring charges relating to management changes and $1.7 million relating to impairment losses on certain pieces of mining equipment that are not productive in the current mining plans. The Company is making an ongoing effort to restructure and reduce its costs and management believes that additional restructuring costs will occur in the fourth quarter of 1998.

      INTEREST EXPENSE. Interest expense was $3.3 and $9.4 million for the three and nine months September 30, 1998 compared to $2.8 and $6.6 million for the three and nine months ended September 30, 1997, an increase of 17.9% and 42.4%, respectively. The increases were due to an increase in the average outstanding indebtedness and average effective interest rate in the respective periods.

      INCOME TAXES. Income tax benefit from operations for the three and nine months ended September 30, 1998 was $3.2 and $7.0 million compared to $0.4 and $0.6 million for the same period a year ago. The income tax benefit for the period is based on the effective tax rate expected to be applicable for the full year.

      EXTRAORDINARY ITEM. For the nine months ended September 30, 1997, the Company wrote-off the unamortized portion of debt issuance costs relating to the refinancing of the Original Credit Facility dated August 12, 1996 among the Company, The Chase Manhattan Bank, as Administrative Agent, and others in the amount of $3.9 million, net of income taxes.

      NET LOSS. For the three and nine months ended September 30, 1998, the Company's loss was $8.1 and $18.0 million compared to losses of $4.8 and $5.3 million for the same periods in 1997, an increase of $3.3 and $12.7 million, respectively. The increase in losses was primarily due to increases in year to date operating expenses and decreases in production levels described above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has budgeted approximately $24.0 million for capital expenditures in 1998. Of the $24 million budgeted for capital expenditures in 1998, approximately $14.0 million relates to the development of recently opened or acquired properties and to the acquisition of new properties. As of September 30, 1998 the Company incurred $8.1 million of capital expenditures with $2.7 million relating to the development of recently opened or acquired properties and to the acquisition of new properties.

      On September 25, 1997, the Company issued a $125,000,000 of unsecured 9-3/4% Senior Notes due October 1, 2007. Interest on the Senior Notes is payable semiannually on April 1 and October 1 of each year commencing April 1, 1998.

      On September 30, 1998, the Company's Amended and Restated Revolving Credit Facility (the "Credit Facility") dated as of September 22, 1997 among the Company, The Chase Manhattan Bank, as Administrative Agent and others had approximately $16.7 million of outstanding indebtedness. The Credit Facility contains certain restrictions and limitations, including financial covenants that require the Company to maintain and achieve certain levels of financial performance and limitations on the payment of cash dividends and similar restricted payments. One such covenant that controls the Company's availability of borrowings is a net leverage ratio based on cashflow for a rolling twelve month period. Due to the death of John J. Faltis (the Company's President, Chief Executive Officer and Chairman of the Board of Directors) on October 12, 1997, the Company recorded $15 million of key man life insurance proceeds in December 1997, which reduced the Company's net leverage ratio and created additional availability of borrowings. The rolling twelve month period for the net leverage ratio covenant provided the Company with the additional borrowing availability during the first three quarters of 1998. Since the life insurance proceeds will no longer be included in the calculation of the net leverage ratio and availabilities will decrease in the fourth quarter of 1998, the Company signed a Forbearance Agreement dated as of November 15, 1998 with the current bank group which allows the Company to utilize the credit facility until December 15, 1998 under a maximum borrowing limit of $25 million.

      On October 27, 1998, the Company and Foothill Capital Corporation ("Foothill") entered into a commitment pursuant to which Foothill committed to provide a $55 million credit facility (the "Foothill Facility") to the Company. The Foothill Facility consists of a $40 million working capital revolver and a $15 million term loan. The Foothill Facility has a term of 4 years. The term loan portion of the Foothill Facility will be payable in equal monthly installments based upon a seven year amortization schedule. The Company and Foothill are currently negotiating loan documentation and a closing is expected to occur prior to the end of November 1998. This new Facility will replace the current Credit Facility and will include financial covenants relating to minimum cash flow and maximum capital expenditures.

      In accordance with the Stockholders' Agreement, dated as of August 12, 1996, among the Company, Mr. Faltis, ("Faltis") JJF Group Limited Liability Company, a West Virginia limited liability company formerly controlled by Mr. Faltis and now controlled by his estate ("JJF Group"), and others (the "Stockholders' Agreement") the Company maintained key man life insurance on the life of Mr. Faltis in the amount of $15 million. The Company received $15 million in key man life insurance proceeds, which it used to temporarily reduce the outstanding indebtedness under the Credit Facility as described above.

      In lieu of the certain provisions in the Stockholders' Agreement regarding the purchase and sale of the Company's common stock owned by JJF Group upon the death of Faltis, the Company and JJF Group entered into a Put Agreement dated as of August 25, 1998 (the "Put Agreement") pursuant to which the Company granted to JJF Group the right to require the Company to purchase such common stock. On September 15, 1998, pursuant to the Put Agreement, the Company acquired 1,013 shares of the Company's common stock from JJF Group. The schedule for the remaining puts under the Put Agreement is as follows:

                        MAXIMUM NUMBER OF
                        SHARES SUBJECT TO         PER SHARE
   PUT OPTION DATE      PUT OPTION NOTICE     PUT OPTION PRICE    TOTAL PURCHASE PRICE
   ---------------      -----------------     ----------------    --------------------
August 1, 1999              305                    4,935.83              1,505,428.15
August 1, 2000              325                    4,935.83              1,604,144.75
August 1, 2001            1,396                    4,935.83              6,890,418.68
                          -----                ------------          ----------------
     TOTALS               2,026                $   4,935.83          $   9,999,991.58


      Under the Put Agreement, if JJF Group fails or elects not to put any of its common stock to the Company on or before the applicable date, JJF Group shall not have the right to put those shares to the Company after that date. The Put Agreement also requires the Company to pay interest on the outstanding balance of the total purchase price at the "blended annual rate" established by the Internal Revenue Service. The interest rate will be adjusted on July 25 of each year during the term of the Put Agreement based on the blended annual rate in effect as of that time. For the first year of the Put Agreement, the rate is 5.63%.

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

YEAR 2000

      The Year 2000 ("Y2K") issue is the result of computer programs that were written using two digits, rather than four, to define the applicable year. Any of the Company's computers, computer programs, mining or administration equipment that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If any of the Company's systems or equipment that have date-sensitive software using only two digits, system failures or miscalculations may result causing disruptions of operations or disruptions in normal business activities.

      During 1998, the Company created an internal project team to access the Y2K issue and identified risks in four general categories: internal business software and systems, mine operating equipment, coal processing facilities and other.

      Internal Business Software and Systems. During July and August of 1998, file servers, hubs, switches, routers and individual PCs and workstations, were tested for Y2K compliance. As of October 31, 1998, the process was 95% complete and by December 31, 1998, all of the above will be reviewed and suggestion for upgrade or replacement will be made. The Company's estimated cost is $0.2 million and will be funded through normal operating cash.

      Mine Operating Equipment. The Y2K project team is currently evaluating each piece of mining equipment to ensure operating compliance for the Y2K issue. In this process a person from the project team is serving as the coordinator between the mining operations and vendors to assess compliance. At the mining locations, a person familiar with the equipment has been chosen to assess any computer embedded chips within each piece of equipment. The coordinator is compiling a list from each location and identifying the same pieces of equipment from other locations and requesting Y2K compliance from vendors. The Company's estimated cost is yet to be determined based on all information being collected from the mine sites and vendors. The assessment and remediation on mine operating equipment should be complete by mid 1999.

      Coal Processing Facilities. The Y2K project team has also identified a person to serve as coordinator between the mine sites and vendors to assess Y2K compliance in relation to the Company's coal processing facilities. Coal processing facilities are composed of various components such as electronic belt scales, analyzers and controllers. Each plant and their components are currently being assessed and vendors will be contacted when a complete list is assembled. The Company's estimated cost is yet to be determined based on all information being collected from the mine sites and vendors. The assessment and remediation on coal processing facilities should be complete by mid 1999.

      Other. In addition to the three major categories above, the Company is in the process of identifying and contacting its critical suppliers, customers and service providers to ensure their readiness for the year 2000. It is expected that full identification will be completed by the first quarter of 1999.

      Currently, the Company has no contingency plan for the Y2K issue but management intends on developing a plan by the first quarter of 1999. To date, expenditures on Y2K have been minimal and funded by operating cash. Based on preliminary information, the majority of the project cost will be attributed to the purchase of new software to meet future industry requirements and will be capitalized. The total remaining project cost will be expended as incurred over the next fifteen months. Management believes that the Company is devoting the necessary resources to identify and resolve significant Y2K issues in a timely manner.


DIVIDEND RESTRICTIONS AFFECTING SUBSIDIARIES

      As of September 30, 1998 there were no restrictions affecting the ability of the guarantor subsidiaries of the Senior Notes to make distributions to the Company or other guarantor subsidiaries except to the extent provided by law generally (eg, adequate capital to pay dividends under corporate law).

                         PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.

            Exhibit number 27, Financial Data Schedule, is filed herewith on Form 10-Q.

(b)   Reports on Form 8-K.

      A Current Report on Form 8-K dated September 22, 1998 was filed to report under item 10.15 and file under item 7 the Put Agreement dated as of August 25, 1998 between Anker Coal Group, Inc. and JJF Group Limited Liability Company.

SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          ANKER COAL GROUP, INC.



                                                 /s/ Bruce Sparks
                                          -------------------------------------
                                                     Bruce Sparks
                                          President and Chief Executive Officer


                                                 /s/ Michael Matesic
                                          -------------------------------------
                                                     Michael Matesic
                                          Treasurer and Chief Financial Officer



DATE:  November 16, 1998