Form 10-K405
period 1998-12-31
ANKER COAL GROUP INC
filed 1999-03-31
CIK 1022356

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Fiscal Year Ended December 31, 1998 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Transition Period From ______________ to __________________

                        Commission File Number 333-39643

                             ANKER COAL GROUP, INC.
             ------------------------------------------------------
             (Exact Name Of Registrant As Specified in Its Charter)

            Delaware                                     52-1990183
             --------                                    ----------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

        2708 Cranberry Square                               26508
      Morgantown, West Virginia                           ----------
-----------------------------------------                 (Zip Code)
(Address Of Principal Executive Officers)

       Registrant's telephone number, including area code: (304) 594-1616

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of voting stock held by non-affiliates of the registrant: None.

      The registrant has one class of common stock, par value $0.01 per share. The number of outstanding shares of registrant's common stock as of March 15, 1999, was 9,186.

DOCUMENTS INCORPORATED BY REFERENCE: None

                                      INDEX

PART I                                                                      PAGE

      Item 1      Business                                                     1
      Item 2      Properties                                                  10
      Item 3      Legal Proceedings                                           11
      Item 4      Submission of Matters to a Vote of Security Holders         12

PART II

      Item 5      Market for Registrant's Common Equity and Related
                  Stockholder Matters                                         13
      Item 6      Selected Financial Data                                     13
      Item 7      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         14
      Item 8      Consolidated Financial Statements and Supplementary Data    20
      Item 9      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                         41

PART III

      Item 10     Directors and Executive Officers of the Registrant          42
      Item 11     Executive Compensation                                      43
      Item 12     Security Ownership of Certain Beneficial Owners and
                  Management                                                  47
      Item 13     Certain Relationships and Related Transactions              48

PART IV

      Item 14     Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K                                                    50

                        ********************************

                           FORWARD-LOOKING DISCLAIMER

This report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this report, including Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7. Those statements include statements regarding the intent, belief of current expectations of the performance of the Company, the ability of the Company to implement its business plan or related industry developments. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Readers are further cautioned that actual results, levels of activity, performance or achievements of the Company, or industry results, may differ materially from those described or implied in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company. These factors include, but are not limited to: general economic and business conditions; the ability of the Company to implement its business plan; the availability of liquidity and capital resources; the ability of the Company to achieve anticipated cost savings; the ability of the Company to secure new mining permits; changes in the industry; weather; unexpected maintenance problems; variations in coal seam thickness; variations in rock and soil overlying the coal deposit; variations in rock and other natural minerals; a disruption in or an increase in the cost of transportation services; early modification or termination of the Company's long-term coal supply contracts; competition within the coal production and electricity generation industries; regulatory uncertainties; price fluctuations and labor disruptions.

                                     PART I

Item 1. Business

General

      Anker Coal Group, Inc. and its consolidated subsidiaries and predecessors (collectively, the "Company") is a producer of coal used principally for electricity generation and steel production with a focus on selected niche coal markets in the eastern United States. The Company currently owns substantial coal reserves and operates a diverse portfolio of eight non-unionized deep and surface coal mines strategically located in West Virginia and Maryland. In addition to coal produced from its mines, the Company sells coal purchased from other producers (known as brokered coal) and arranges for the sale of coal produced by other producers to third parties (known as commission coal).

      The Company was organized as a corporation in August 1996 under the laws of the State of Delaware to effect the recapitalization (the "Recapitalization") of Anker Group, Inc. (the "Predecessor"). The Predecessor has been engaged in the production of coal since 1975. To effect the Recapitalization, the Company was capitalized with $50 million in cash from First Reserve Corporation ("First Reserve"), in exchange for approximately 54.1% of the Common Stock of the Company and 10,000 shares of Class B Preferred Stock. In addition, John J. Faltis (through JJF Group Limited Liability Company, a limited liability company formerly controlled by Mr. Faltis and now controlled by his estate ("JJF Group")), Anker Holding B.V. ("Anker Holding") and Bruce Sparks (through PPK Group Limited Liability Company ("PPK Group")) contributed an aggregate of 7.5% of the common stock of the Predecessor in exchange for 30.4%, 10.4% and 5.1%, respectively, of the Common Stock of the Company. The Company then acquired the remaining 92.5% of common stock of the Predecessor from Anker Holding for approximately $87 million, which was funded by the issuance of $25 million of Class A Preferred Stock to Anker Holding and the payment of $62 million in cash, $12 million of which was borrowed under the Company's credit agreement dated August 12, 1996, among the Company, The Chase Manhattan Bank, as agent, and others, which was subsequently amended and restated on September 25, 1997 (such credit agreement as amended and restated is referred to herein as the "Amended and Restated Credit Facility"). In addition, the Company assumed $152 million of the Predecessor's outstanding liabilities.

      The Company's principal offices are located at 2708 Cranberry Square, Morgantown, West Virginia 26508 and its telephone number is (304) 594-1616.

Significant Developments in 1998

      On September 25, 1997, the Company issued in a private placement $125 million of unsecured 9 3/4% Series A Senior Notes due October 1, 2007. In February, 1998, the Company registered under the Securities Act of 1933 $125 million of unsecured 9 3/4% Series B Senior Notes due October 1, 2007, and exchanged the Series B Senior Notes for its outstanding Series A Senior Notes. The Series B Senior Notes have been registered and are freely transferable. Interest on the Series B Senior Notes (the "Senior Notes") is payable semiannually on April 1 and October 1 of each year.

      On October 12, 1997, John J. Faltis, former President and Chief Executive Officer of the Company, was killed in a helicopter accident in Upshur County, West Virginia. Under the Company's Stockholders Agreement dated August 12, 1996, among the Company, its stockholders and others (the "Stockholders Agreement"), the Company had certain obligations to purchase the common stock owned by JJF Group. In lieu of those provisions in the Stockholders' Agreement, the Company and JJF Group entered into a Put Agreement dated as of August 25, 1998 (the "Put Agreement"). Under the Put Agreement, the Company granted JJF Group the right to require the Company to purchase shares of its common stock owned by JJF Group at a specified price per share and on specified dates. On September 15, 1998, pursuant to the Put Agreement, the Company acquired 1,013 shares of the Company's common stock from JJF Group. The schedule for the remaining puts under the Put Agreement is as follows:

                   Maximum Number of Shares Subject      Per Share
Put Option Date         to Put Option Notice          Put Option Price    Total Purchase Price
---------------         --------------------          ----------------   ----------------------
                                                                         (dollars in thousands)
August 1, 1999                     305                      $ 4,936           $   1,505
August 1, 2000                     325                        4,936               1,604
August 1, 2001                   1,396                        4,936               6,891
                                 -----                                          -------
                                 2,026                                          $10,000
                                 =====                                          =======

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

      On November 21, 1998, certain subsidiaries of the Company ("Borrowers") and Foothill Capital Corporation, as agent ("Foothill"), entered into a Loan and Security Agreement (the "Foothill Loan Agreement"). The credit facilities issued under the Foothill Loan Agreement refinanced and replaced the Amended and Restated Credit Facility. This new credit facility with the Lenders (as defined in the Foothill Loan Agreement) provides additional flexibility for the Company because availability under the facility is based on the value of the Company's assets. The Foothill Loan Agreement provides for up to a $40 million working capital revolver and a $15 million term loan. Commitments under the Foothill Loan Agreement will expire in 2002. Borrowings under the Foothill Loan Agreement are secured by substantially all of the Company's present and future assets. The working capital revolver is an "asset-based" facility, meaning that borrowings under the revolving credit facility are based on 85% of eligible accounts receivable and 65% of eligible inventory, subject to certain additional limitations and qualifications. Amounts outstanding under the working capital revolver bear interest at the Company's option at either 1% above the prime interest rate or at 3 3/4% above the adjusted Eurodollar rate. For the year ended December 31, 1998, the average interest rate was approximately 8.75%. In addition to the revolving credit facility, a $15 million term loan facility was funded under the Foothill Loan Agreement at closing. The term loan bears interest at 2 1/2% above the prime interest rate and is payable in monthly installments through 2002. The average interest rate for the term loan for the year ended December 31, 1998 was approximately 10.25%. In addition to regularly scheduled amortizing principal and interest payments on the term loan, the Foothill Loan Agreement requires that the Company apply the first $5 million of asset sale proceeds to a repayment of the term loan facility. The Foothill Loan Agreement also contains covenants which, among other matters, restrict or limit the ability of the Company to pay dividends, incur indebtedness, or acquire or sell assets and make capital expenditures. In addition, the Borrowers are permitted to borrow amounts under the revolving credit facility and make intercompany loans to Anker Coal Group, Inc. to pay interest on the Senior Notes provided that, after giving effect to such borrowings, the Borrowers have at least $5 million of remaining borrowing availability under the revolving credit facility. The Company must also maintain certain financial ratios, as described in the Foothill Loan Agreement. The Foothill Loan Agreement also contains covenants that require the Company to receive an unqualified audit opinion on its annual financial statements. The issuance of the going concern opinion by the Company's independent accountants for the year ended December 31, 1998 is a violation of this covenant. However, Foothill has agreed to accept the going concern opinion and the Company has obtained a waiver for this violation from Foothill.

      During 1998, the Company experienced extremely poor operating and financial performance. As a result, the Company has recorded a net loss of approximately $107 million for the year ended December 31, 1998, including loss on impairments and restructuring charges of approximately $91 million. The opinion of the Company's independent public accountants with respect to the Company's Consolidated Financial Statements for the period ended December 31, 1998 includes a statement about the Company's ability to continue as a going concern. In late 1998, in response to its deteriorating financial condition, the Company developed a plan to improve its operating performance and provide adequate short and long-term liquidity for the Company. The plan has four components: (1) obtain more flexible senior financing; (2) improve cash flow from operations; (3) raise cash by selling certain assets; and (4) reduce the Company's debt. The first component of its plan was completed in November, 1998, when the Company closed the Foothill Loan Agreement. The Company is in the process of implementing the remaining components of its plan. For a more detailed discussion of the Company's losses, the independent public accountants' opinion and the Company's business plan, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Company's Consolidated Financial Statements in Item 8.

Financial Information About Industry Segments

      The Company is of the opinion that all of its material operations are within one industry segment and that no information as to business segments is required pursuant to Statement of Financial Accounting Standards No. 131 or Regulation S-K.

Mining Operations

      During 1998, the Company conducted mining operations at nine deep mines and three surface mines in eight counties in West Virginia and in Garrett County, Maryland. Approximately 74% of the Company's production originated from its deep mines, and approximately 26% originated from its surface mines. The following table presents the production (including coal purchased for blending) from each of the counties in which the Company produced coal for the previous five years:

                                           (in thousands of tons)

                                    1994    1995    1996    1997    1998
                                   -----   -----   -----   -----   -----
Webster County, West Virginia      2,108   1,889   1,998   2,012   1,271
Barbour County, West Virginia      1,497   1,883   1,787   1,555   1,222
Monongalia County, West Virginia     917   1,288   1,743   1,299   1,134
Raleigh County, West Virginia        123     641     948   1,016     941
Preston County, West Virginia      1,021     893     886     694     512
Garrett County, Maryland             156     293     300     305     286
Harrison County, West Virginia        --      --      --     725     316
Grant County, West Virginia           --      --      --     623     703
Upshur County, West Virginia          --      --      --     204     960
Shelby County, Alabama (1)            --      --      --     182      --
                                   -----   -----   -----   -----   -----
Total                              5,822   6,887   7,662   8,615   7,345
                                   =====   =====   =====   =====   =====

(1) The Company indirectly owned a minority interest in Oak Mountain Energy, L.L.C. ("Oak Mountain"). Oak Mountain operated a deep mine in Shelby County, Alabama. The Company sold its investment in Oak Mountain in the first quarter of 1998 and recorded an impairment loss of $8,267,000 to adjust the Company's investment to its fair market value as of December 31, 1997.

      The following is a description of the Company's mining operations. In 1998, the Company recorded impairment losses and restructuring charges with respect to its operations in Webster, Monongalia, Raleigh, Preston and Grant Counties, West Virginia and Garrett County, Maryland. For information regarding these impairment losses and restructuring charges, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Company's Consolidated Financial Statements in Item 8.

      Webster County, West Virginia. The Company operates a mining complex in Webster County, West Virginia. The complex consists of a multiple seam surface mine which was operated by the Company in 1998 and a deep mine in the Kittanning Seam operated by a contract mining company. Coal from the surface and deep mines are blended to make two products, one being a premium grade steam coal averaging 0.85% sulfur, 10% ash, 12,800 Btu per pound, 6.0% moisture and 34 vol and the other being a lesser grade steam coal averaging 1.0% sulfur, 15% ash and 12,000 Btu per pound. Production from the surface and deep mines totaled approximately
1.3 million tons in 1998. Approximately 66% of this production was sold to Baltimore Gas & Electric Company ("BGE"), Delmarva Power & Light Company, Atlantic City Electric Company, AES Corporation ("AES") and Salt City Energy Venture, L.P.

      As a part of its mining complex, the Company operates a computer-controlled, 500 tons per hour preparation plant located in close proximity to the mines. The Company also operates an on-site laboratory that allows for the precise blending of the coal from the surface and deep mines. The complex also has a 100,000 ton unprocessed coal storage capacity and a 100,000 ton processed coal storage capacity.

      During the second half of 1998, the coal mined at the surface operation began to thin and the quality began to deteriorate. During this period, the cost of production began to rise and the prices at which the Company could sell the coal for began to decrease. As a result, the surface operation became uneconomical and the Company idled the mine in December 1998. The Company is currently reclaiming the properties associated with the idled surface mine. The deep mine and preparation plant continue to operate, however, production from the deep mine is expected to cease in mid-1999 as reserves are depleted.

      The Company recently reevaluated its coal reserves in Webster and Braxton County (adjacent to Webster County). The ability of the Company to economically mine these reserves has been adversely affected by the rising cost of production due to the thinning of the seams and the deteriorating quality of the coal. As a result, the Company has determined that it cannot economically mine these reserves at this time. Consequently, the Company has impaired the entire carrying value of the properties and has recorded exit costs associated with these operations.

      The Company will continue to perform the reclamation of its Webster County properties throughout 1999. The Company expects to fulfill its sales contracts with production from the deep mine and brokered coal.

      Barbour County, West Virginia. The Company operates a deep mine complex in Barbour County, West Virginia, known as the Sentinel Mine. The Sentinel Mine produces coal from the Kittanning Seam. This mine produced approximately 1.1 million tons of coal in 1998. Approximately 85% of the 1998 production was sold to Potomac Electric Power Company ("PEPCO"), AES and Logan Generating Company L.P., ("Logan Generating"). Coal from the Sentinel Mine's Kittanning Seam averages 1.3% sulfur, 9% ash, 13,000 Btu per pound, 7.0% moisture and 33 vol on a fully-washed basis.

      The Sentinel Mine has approximately 43.7 million tons of recoverable reserves. All of such reserves are steam coal, assigned reserves and are classified as deep.

      The Company has the ability to purchase coal from surrounding smaller producers to provide additional sales at various qualities for utility and industrial customers. With the Company's preparation plant capacity, blending ability, on-site laboratory and large stockpile area, the Company has the ability to blend the purchased coal with the production from the Sentinel Mine to serve a variety of customers. In 1998, approximately 164,000 tons of brokered coal was blended with production from the Sentinel Mine for shipment to customers.

      The Company owns and operates an on-site, 1,100 tons per hour preparation plant. The plant is fed from a 100,000 ton open stockpile which facilitates the shipment of coal through an attached 3,000 tons per hour train loading facility. The Company also owns and operates an on-site laboratory that provides sampling and blending capabilities. The total cost of the Company's plant and equipment associated with its Barbour County operations was approximately $13.0 million at December 31, 1998 and its net book value was approximately $8.8 million.

      Monongalia County, West Virginia. The Company operates a surface mine in the Waynesburg seam in Monongalia County, West Virginia. This surface mine produced approximately 900,000 tons of coal in 1998. Approximately 10% of this production was shipped by truck to the Morgantown Energy Associates ("MEA") power plant in Morgantown, West Virginia, where it was blended with coal refuse pursuant to a long-term contract with MEA. The balance of the production from the surface mine was shipped to the Company's rail and river terminal located on the nearby Monongahela River, known as Anker Rail & River Terminal ("ARRT"). Then coal was blended with other brokered coal and then shipped by rail and barge to various utilities. Shipments from ARRT averaged 1.5 - 2.5% sulfur, 14 - 16% ash and 11,800 - 12,200 Btu per pound.

      The Company controls approximately 3.0 million tons of recoverable reserves in the Waynesburg seam in Monongalia County with an average quality of 2.3% sulfur, 16.5% ash and 12,500 Btu per pound. All of such reserves are steam coal, assigned reserves and are surface mineable.

      ARRT is designed to enable the Company to simultaneously load trains in excess of 100 cars ("unit trains") on the Conrail rail line at a rate of 1,500 tons per hour and onto barges on the Monongahela River at a rate of 1,200 tons per hour. ARRT will be served equally by CSX and Norfolk Southern ("NS") after the division of Conrail has been completed, which is expected to occur on or about June 1, 1999. The facility is equipped with crushing, screening and blending equipment, as well as quality control and automated sampling systems. The Company operates ARRT for coal from its surface mine and third-party brokered coal.

      The Company also owns the Rosedale and Dippel river facilities. These facilities are adjacent to ARRT and are used for barge staging and additional ground storage. The total cost of the Company's plant and equipment associated with its Monongalia County operations was approximately $3.0 million at December 31, 1998 and its net book value was approximately $2.5 million.

      Raleigh County, West Virginia. The Company operates a deep mine in the Beckley seam in Raleigh County, West Virginia, known as the Baybeck Mine. This mine produced approximately 941,000 tons of premium quality, low vol metallurgical coal (coal used in coke production and known as "met coal") in 1998. The Company sold the 1998 production from this mine to Citizens Gas and Coke Utility, Drummond Coal Sales, Inc., Koppers Industries, Inc., A.K. Steel, U.S. Steel Corporation and Dofasco Steel Company. Coal from the Baybeck Mine averages 0.7% sulfur, 5.5% ash, 6.0% moisture and 19 vol.

      The Baybeck Mine has approximately 1.7 million tons of reserves remaining in its current mining area based on current data. The Company also controls a block of Beckley reserves adjacent to its current mining area. This block of reserves contains approximately 4.9 million tons of coal, but is separated from the current mining area by a zone of very thin or no coal. There are two ways to access these additional reserves. The first would involve accessing the reserves from the current mining area by tunneling through the zone of thin or no coal. The other alternative would involve accessing the reserves from the surface through a shaft or slope. In either case, additional capital will be needed to access and recover the additional block of Beckley seam reserves.

      The Company also controls approximately 29.0 million tons of coal in the Pocahontas #3 Seam. This is a low vol met coal reserve and is adjacent to the Company's Baybeck Mine. This reserve is jointly served by NS and CSX. The Company is holding this reserve for sale and accordingly it has been adjusted to its estimated fair market value.

      All of the reserves in Raleigh County are met coal, assigned reserves and are classified as deep.

      The Company owns and operates a 300 tons per hour preparation plant, with an on-site CSX train loading facility, capable of fast-loading a unit train in four hours. The loading facility is fed from a 150,000 ton open stockpile area adjacent to the preparation plant. The total cost of the Company's plant and equipment associated with its Raleigh County operations was approximately $11.1 million at December 31, 1998 and its net book value was approximately $7.1 million.

      Preston County, West Virginia. In 1998, the Company, through contract miners, operated two deep mines in the Upper Freeport seam in Preston County, West Virginia. These deep mines produced a total of 501,000 tons of coal in 1998. The Company sold approximately 82% of the production from these mines to PEPCO, Allegheny Power Service Corporation ("APS") and AES. Coal produced from these deep mines averages 1.5% sulfur, 11% ash, 12,800 Btu per pound, 6.0% moisture and 28 vol on a fully-washed basis.

      The Company owns and operates a 250 tons per hour preparation plant in Preston County, where the coal from its contract mines is processed. The plant has blending capabilities and a sophisticated sampling system. The Company also owns and operates a fully-equipped coal and water quality laboratory and a 1,200 tons per hour CSX unit train loading facility. The plant has a 60,000 ton storage capacity.

      One of the two deep mines ceased production in December 1998 due to the exhaustion of its reserves. The other deep mine is currently operating. However, its reserves are expected to be depleted at the end of 1999. The Company expects to serve its customers with coal produced from the Company's other mining operations.

      The Company controls approximately 44 million tons of recoverable reserves in Preston County, West Virginia. These reserves will require substantial capital in order to be developed. All of such reserves are steam coal, assigned reserves and are classified as deep. The Company is holding these reserves for sale and accordingly they have been adjusted to their estimated fair market value.

      The total cost of the Company's plant and equipment associated with its Preston County operations was approximately $3.2 million at December 31, 1998 and its net book value was approximately $300,000.

      Garrett County, Maryland. The Company operates a deep mine in the Bakerstown seam in Garrett County, Maryland, known as the Steyer Mine. The Steyer Mine produced 286,000 tons of coal in 1998 which was shipped to Mettiki Coal Corporation and to the Company's Vindex Mine in Grant County, West Virginia, where it was blended and shipped to Virginia Electric Power Company's ("VEPCO") Mount Storm Power Station. Coal mined from the Bakerstown seam averages 0.9% sulfur, 25% ash, 12,200 Btu per pound, 5.0% moisture and 15 vol. The Steyer Mine has approximately 10.9 million tons of recoverable reserves. The total cost of the Company's plant and equipment associated with the Steyer Mine was approximately $2.1 million at December 31, 1998 and its net book value was approximately $700,000.

      The Company controls a total of 25.4 million tons of reserves in Garrett County. All of these reserves are steam coal reserves and are assigned. Approximately 7.3 million tons, or 29%, of such reserves are surface mineable.

      Harrison County, West Virginia. The Company owns 50% of a limited liability company which operates a deep mine in the Pittsburgh seam in Harrison County, West Virginia, known as the Sycamore Mine. Production from the Sycamore Mine began in May 1997. The Sycamore Mine has approximately 2.3 million tons of recoverable reserves with an average of 11% ash, 3.6% sulfur, 35 vol and 12,500 Btu per pound.

      Coal mined from the Sycamore Mine is sold and delivered by truck to the nearby Harrison Power Station. The Harrison Power Station is owned by APS and burns over 5 million tons of coal per year. The Harrison Power Station was recently equipped with a scrubber addition which allows the Station to burn the high sulfur coal produced at the Sycamore Mine. In 1998, the Sycamore Mine shipped a total of approximately 630,000 tons to the Harrison Power Station.

      Grant County, West Virginia. During 1998, the Company operated a surface mine in the Kittanning and Freeport seams and a deep mine in the Bakerstown seam in Grant County, West Virginia. The surface mine, known as the Vindex Mine, produced 312,000 tons of coal in 1998. This coal was sold to VEPCO's Mount Storm Power Station. The deep mine, known as the Stony River Mine, produced approximately 333,000 tons of coal in 1998. The coal from the Stony River Mine was sold to Mettiki Coal Corporation and to the Vindex Mine where it was blended and shipped to VEPCO's Mount Storm Power Station. The blended product averages 1.8% sulfur, 16% ash, 12,000 Btu per pound, 5.0% moisture and 15 vol. The reserves for the Vindex Mine and the Stony River Mine contain approximately 34.0 million tons of recoverable coal, all of which are located within several miles of the Mount Storm Power Station. All of these reserves are steam coal, assigned reserves. Approximately 3.4 million tons, or 10%, of such reserves are surface mineable.

      The Company operates a 200 tons per hour preparation plant located at the Vindex Mine. It is used to process coal from the Vindex, Steyer and Stony River Mines for shipment to VEPCO. The total cost of the Company's plant and equipment associated with its Grant County operations was approximately $6.8 million at December 31, 1998 and its net book value was approximately $5.3 million.

      In December 1998, the Company was forced to idle the Vindex Mine because it had mined all of its then permitted coal reserves and was unable to secure a new mining permit for its adjacent properties. The Company is currently working with the regulatory agencies on the issuance of the new permit for the Vindex Mine, but there can be no assurance that the necessary mining permits will be issued and that operations will resume. With the closing of the Vindex Mine, the Company was unable to sell that portion of the production from the Stony River Mine which had previously been blended with coal from the Vindex Mine and shipped to VEPCO's Mount Storm Power Station. As a result of this and other factors, the Company idled the Stony River Mine in February, 1999. If the Vindex Mine resumes production, the Company will evaluate resuming operations at the Stony River Mine, but there can be no assurance that this will occur.

      Upshur County, West Virginia. In July 1997, the Company commenced production from a deep mine in the Upper Freeport seam in Upshur County, West Virginia. The deep mine, known as the Spruce Fork Mine No. 1, has approximately
7.9 million tons of recoverable reserves in the Upper Freeport seam. In 1998, the Spruce Fork Mine No. 1 produced 743,000 tons of coal. The Company sold approximately 81% of the production from this Mine to BGE, Lehigh Portland Cement, Logan Generating and PEPCO. The quality of the reserves at the Spruce Fork Mine No. 1 averages 1.2% sulfur, 9% ash, 13,000 Btu per pound, 6.0% moisture and 33 vol.

      The Company owns and operates a 700 tons per hour preparation plant known as the Sawmill Run Plant. The Plant was acquired from a subsidiary of Pittston Coal Company and has been upgraded. The Company also owns and operates a train loading facility on the CSX railroad which is adjacent to the Sawmill Run Plant. The loadout is a high speed unit train loading facility with an automatic sampling system. The total cost of the Company's plant and equipment associated with its Upshur County operations was approximately $ 28.0 million at December 31, 1998 and its net book value was approximately $26.0 million.

      The Company owns approximately 47.1 million tons of recoverable coal in the Middle Kittanning Seam with an average quality of 1.1% sulfur, 10% ash, 13,000 Btu per pound and 34 vol. These reserves are located adjacent to the Sawmill Run Plant. The Company is developing a new deep mine in this reserve. Production from the new deep mine is expected to begin in late 1999.

      The Company controls approximately 69.6 million tons of recoverable reserves in Upshur County. Of this, approximately 55.0 million tons, or 79%, of the Company's reserves are steam coal reserves. All of these reserves are assigned reserves and classified as deep.

Coal Transportation

      Transportation costs range from 10 to 15% of the cost of a customer's coal for coal trucked to power plants located in coal fields and from 25 to 40% of the cost of a customer's coal for eastern utilities supplied by rail. Typically, customers receiving coal by truck purchase the coal on a delivered basis (freight included) and customers receiving coal by rail and generally by barge purchase the coal on an f.o.b. mine basis and are responsible for transportation charges. Consequently, the availability and cost of transportation constitute important factors for the marketability of coal.

      In 1998, approximately 60% of the Company's tonnage travelled by rail on NS, CSX and Conrail, with the remaining 40% traveling by truck and inland waterway barges. Although all of the Company's mines are currently served by a single railroad, the Company believes that the freight charges it pays are competitive with the charges paid by other coal producers served by multiple railroads. The practices of and rates set by the railroad serving a particular mine might affect, either adversely or favorably, the Company's marketing efforts with respect to coal produced from the relevant mine.

      The Company understands that the division of Conrail between CSX and NS will be effective on or about June 1, 1999. The Company anticipates that the division of Conrail will enable it access to certain markets without having to incur switching costs between railroads ("single rail line hauls") as it has in the past. Thus, the Company may be able to supply coal into certain markets more competitively due to lower rail transportation costs. The Company also expects that its competitors will similarly benefit from the division of Conrail by enabling them to supply coal into certain markets where the Company has in the past had a transportation advantage because of a single rail line haul into those markets.

Coal Marketing and Sales

      The Company currently conducts its marketing and sales operations primarily in the eastern and mid-western United States.

      The Company's sales and marketing staff in Morgantown, West Virginia focuses on steam coal sales in the Northeast and mid-Atlantic region and on met coal sales across the entire United States and Canada. The Company's sales and marketing staff in Carmel, Indiana focuses on sales in the midwestern United States. Sales of coal in 1998 were 12.3 million tons, including 5.0 million tons shipped under long-term contracts with utilities, 3.1 million tons under long-term contracts with independent power producers ("IPPs"), 2.4 million tons under spot market contracts with utilities and 1.8 million tons to metallurgical and industrial customers. Sales of coal in 1997 and 1996 were 13.4 and 11.6 million tons, respectively.

      Anker Holding BV, which currently owns 11.32% of the Company's common stock ("Anker Holding"), through its affiliates, purchases coal from the Company for its international trading operations. These purchases amounted to $131,000 in 1998, $9.7 million in 1997 and $16.2 million in 1996.

      The Company supplies coal to approximately fifty customers on a regular basis. The Company has entered into various long-term coal supply contracts with its customers, particularly with its regional utilities and IPPs. The Company has secured long-term coal supply contracts with a weighted average remaining life of approximately 5 years as of December 31, 1998. The Company's long-term contracts have accounted for approximately 75% of the Company's coal sales revenues from 1994 to 1998. Over the same period, approximately 2.6 million tons of annual coal shipments covered by long-term contracts were up for renewal and contracts for approximately 2.0 million tons of this coal were rolled over into new long-term contracts upon their expiration. In addition, over the same period, the Company entered into new long-term contracts for 2.3 million tons of annual coal shipments. The Company believes that customers enter into such long-term contracts principally to secure a reliable source of coal at predictable prices. The Company enters into such contracts to obtain stable sources of revenues required to support the large expenditures needed to open, expand and maintain the mines servicing such contracts. The Company's long-term contracts with affiliates of AES accounted for approximately 18% of the Company's revenues in 1998 compared to 17% in 1997 and 16% in 1996, respectively. The Company's shipments to VEPCO accounted for approximately 11% of the Company's revenues in 1998, compared to 6% in 1997 and 5% in 1996. In addition, the Company's shipments to PEPCO accounted for approximately 10% of the Company's revenues in 1998 and 1997 compared to 11% in 1996. The loss of these customers and other of its long-term contracts could have a material adverse effect on the Company's financial condition and results of operations.

      The terms of long-term coal supply contracts result from applicable bidding procedures and extensive negotiations with customers. Consequently, the terms of such contracts typically vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, flexibility and adjustment mechanics, permitted sources of supply, treatment of environmental constraints, options to extend, and force majeure, termination and assignment provisions.

      Virtually all of the Company's long-term coal supply contracts are subject to price adjustment provisions which permit an increase or decrease at specified times in the contract price to reflect changes in certain price indices or other economic indices, taxes and other charges. Two of the Company's twenty-one long-term coal supply contracts also contain price reopener provisions which provide for the contract price to be adjusted upward or downward at specified times on the basis of market factors. Price reopener provisions might specify an index or other market pricing mechanism on which a new contract price is to be based. Frequently, bid solicitations are sent by the customer to other suppliers for use in establishing a new price or for the purpose of establishing a right of first refusal. Some price reopener provisions contain limitations on the magnitude of the price change that may result from application of the provisions. Contract prices under long-term coal supply agreements frequently vary from the price at which a customer could acquire and take delivery of coal of similar quality in the spot market.

      The Company's long-term coal supply contracts specify Btu, sulfur, ash, moisture, volatility and other qualities. Most of the Company's contracts specify the approved seams and/or approved locations from which the coal is to be mined.

      The Company's long-term coal supply contracts contain force majeure provisions allowing suspension of performance by the Company and/or the customer to the extent necessary during the duration of certain events beyond the reasonable control of the affected party.

      From time to time, the Company has become involved in contract disputes relating to, among other things, coal quality, pricing and quantity. While customer disputes, if unresolved, could result in the termination or cancellation of the applicable contract, the Company's experience has been that curative and/or dispute resolution measures decrease the likelihood of termination or cancellation. In addition, the Company's development of long-term business relationships with many of its customers has generally permitted it to resolve business disputes in a mutually acceptable manner. Nonetheless, the Company from time to time has been involved in arbitration and other legal proceedings regarding its long-term contracts, and there can be no assurance that existing and future disputes can be resolved in a mutually satisfactory manner.

      Operating profit margins realized by the Company under its long-term coal supply contracts vary from contract to contract and depend upon a variety of factors, including, without limitation, price reopener and other price adjustment provisions and the Company's production costs. Termination or suspension of deliveries under a high-price contract could have a material adverse effect on earnings and operating cash flow disproportionate to the percentage of production represented by the tonnage delivered under contract.

Competition

      The United States coal industry is highly competitive, with numerous producers in all coal producing regions. Competition in the coal industry is based on a variety of factors, including price, location, transportation, quality and stability of supply. The Company competes with other large producers and hundreds of small producers in the United States and abroad. Many of the Company's customers are also customers of the Company's competitors. The markets in which the Company sells its coal are highly competitive and affected by factors beyond the Company's control. Continued demand for the Company's coal and the prices that the Company will be able to obtain will depend primarily on coal consumption patterns of the domestic electric utility industry, which in turn are affected by the demand for electricity, coal transportation costs, environmental and other governmental regulations and orders, technological developments and the availability and price of competing coal and alternative fuel supply sources such as oil, natural gas, nuclear energy and hydroelectric energy. In addition, during the mid-1970's and early 1980's, a growing coal market and increased demand attracted new investors to the coal industry and spurred the development of new mines and added production capacity throughout the industry. Although demand for coal has grown over the recent past, the industry has since been faced with over-capacity, which in turn has increased competition and lowered prevailing coal prices. Moreover, because of greater competition for electricity and increased pressure from customers and regulators to lower electricity prices, public utilities are lowering fuel costs by buying higher percentages of spot coal through a competitive bidding process and by buying only the amount of coal necessary to meet their requirements.

Regulation and Laws

      The coal mining industry is subject to regulation by federal, state and local authorities on matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, the reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. In addition, the industry is affected by significant legislation mandating certain benefits for current and retired coal miners. Numerous federal, state and local governmental permits and approvals are required for mining operations.

      The Company's independent operating subsidiaries endeavor to conduct mining operations in compliance with all applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements, violations during mining operations occur from time to time in the industry. Notwithstanding compliance efforts, the Company does not believe such violations can be completely eliminated.

      While it is not possible to quantify the costs of compliance with all applicable laws, those costs have been and continue to be significant.

      Mining Health and Safety Standards. Stringent safety and health standards have been imposed by federal legislation since 1969 when the federal Coal Mine Health and Safety Act of 1969 (the "1969 Act") was adopted. The 1969 Act resulted in increased operating costs and reduced productivity. The Federal Mine Safety and Health Act of 1977 (the "1977 Act") significantly expanded the enforcement of health and safety standards. The 1977 Act imposes safety and health standards on all mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. The Mine Safety and Health Administration ("MSHA") monitors compliance with these federal laws and regulations. The Black Lung Benefits Act of 1969 and the Black Lung Benefits Reform Act of 1977 constitute parts of the 1969 Act and the 1977 Act. In addition to the federal framework, most of the states in which the Company operates impose regulatory and legal parameters for mine safety and health.

      One of the Company's long-term goals is to achieve excellent health and safety performance as measured by accident frequency rates and other measures. The Company believes that attainment of this goal is inherently tied to the attainment of productivity and financial goals. The Company seeks to implement this goal by, among other measures, training employees in safe work practices; carrying out periodical safety audits at each operation; openly communicating with employees; establishing, following and improving safety standards; involving employees in establishing safety standards; and recording, reporting and investigating all accidents, incidents and losses to avoid reoccurrences. As evidence of the effectiveness of the Company's safety program, the Company's Osage Mine in Monongalia County, West Virginia was awarded the Bart Lay Award by the West Virginia Office of Miners' Health, Safety and Training as the safest coal mine in West Virginia during 1996 and 1997. In addition, the Webster County surface mine and the Steyer Mine were awarded the Pacesetter Award for lowest accident frequency by MSHA for 1998. The preparation plant associated with the Sentinel Mine was awarded the Mountain Guardian Award for lowest accident and violation frequency from the State of West Virginia for 1998.

      Black Lung Benefits. In order to compensate miners who were last employed as miners prior to 1970, the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended by the Black Lung Benefits Revenue Act of 1981 and the Black Lung Benefits Amendments of 1981 (the "1981 Acts"), levy a tax on production of $1.10 per ton for deep-mined coal and $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the sales price. In addition, the 1981 Acts provide that certain claims for which coal operators had previously been responsible will be obligations of a government trust funded by the tax. The Revenue Act of 1987 extended the termination date of the tax from January 1, 1996 to the earlier of January 1, 2014 or the first January on which the government trust becomes solvent. The Company maintains a fully insured program covering all black lung claims through the West Virginia Workers Compensation and the West Virginia Coal Workers' Pneumoconiosis Funds. The Company has not received any notice of claims for black lung disease which would not be covered by the plans.

      Legislation has been introduced in the last two sessions of Congress on black lung reform. Although this legislation died when Congress adjourned in 1997 and 1998, it is expected that such legislation will be reintroduced for consideration by the current Congress. The legislation expected to be introduced would restrict the evidence that can be offered by a mining company, establish a standard for evaluation of evidence that greatly favors black lung claimants, allow claimants who have been denied benefits at any time since 1981 to refile their claims for consideration under the new law, make surviving spouse benefits significantly easier to obtain and retroactively waive repayment of preliminarily awarded benefits that are later determined to have been improperly paid. If this or similar legislation is passed, the number of claimants who are awarded benefits could significantly increase. There can be no assurance that such proposed legislation or other proposed changes in black lung legislation will not have an adverse effect on the Company.

      The United States Department of Labor has issued proposed amendments to the regulations implementing the federal black lung laws which, among other things, establish a presumption in favor of a claimant's treating physician and limit a coal operator's ability to introduce medical evidence regarding the claimant's medical condition. If adopted, the amendments could have an adverse impact on the Company, the extent of which cannot be accurately predicted.

      Coal Industry Retiree Health Benefit Act of 1992. The Coal Industry Retiree Health Benefit Act of 1992 (the "Health Benefits Act") was enacted in October 1992 to provide for the funding of health benefits for United Mine Workers Association ("UMWA") retirees. The Health Benefits Act was enacted to eliminate the funding deficits of the 1950 and 1974 UMWA Benefit Trusts by establishing a trust fund to which "signatory operators," are obligated to pay annual premiums for assigned beneficiaries, together with a pro rata share for certain beneficiaries ("unassigned beneficiaries") who never worked for such employers, in amounts to be determined by the Secretary of Health and Human Services on the basis set forth in the Health Benefits Act. "Signatory operators" include operators who are signatory to the current NBCWA or prior NBCWA's, and "related persons," including entities at one time owned by the Company which were signatory operators. In 1998, the Company contributed approximately $352,000 under this legislation, which represented payments which accrued and were owing in respect of prior years. Based upon independent actuarial estimates, the Company believes that the amount of its obligation under the new plan will be approximately $7.3 million as of December 31, 1998, using a 7% discount rate, and this amount is recorded on the Company's Consolidated Financial Statements.

      See the footnotes to the Company's Consolidated Financial Statements for a description on pending litigation between the UMWA and the Company.

      Environmental Laws. The Company is subject to various Federal environmental laws, including the Surface Mining Control and Reclamation Act, the Clean Air Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Clean Water Act and the Resource Conservation and Recovery Act, as well as state laws of similar scope in each state in which the Company operates. These laws require approval of many aspects of coal mining operations, and both federal and state inspectors regularly visit the Company's mines and other facilities in order to assure compliance.

      Surface Mining Control and Reclamation Act. The federal Surface Mining Control and Reclamation Act of 1977 ("SMCRA"), administered by the Office of Surface Mining ("OSM"), establishes mining and reclamation standards for all aspects of surface mining as well as many aspects of deep mining. SMCRA and similar state statutes, among other things, require that mined property be restored in accordance with specified standards and an approved reclamation plan. In addition, the Abandoned Mine Lands Act ("AML"), which is part of SMCRA, imposes a tax on all current mining operations the proceeds of which are used to restore mines closed before 1977. The maximum tax is $0.35 per ton on surface-mined coal and $0.15 per ton on underground-mined coal.

      SMCRA also requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of mining activities. For example, SMCRA requires the Company to restore a surface mine to approximate original contour as contemporaneously as practicable. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. Permits for surface mining operations must be obtained from the federal Office of Surface Mining Reclamation and Enforcement or, where state regulatory agencies have adopted federally approved state programs under SMCRA, the appropriate state regulatory authority. The Company accrues for the liability associated with all end of mine reclamation on a ratable basis as the coal reserve is being mined. The estimated cost of reclamation, and the corresponding accrual on the Company's financial statements, is updated periodically. The earliest a reclamation bond can be released is five years after reclamation to the approximate original contour has been achieved.

      All states in which the Company's active mining operations are located have achieved primary jurisdiction for SMCRA enforcement through approved state programs. Under SMCRA, responsibility for any coal operator which is currently in violation of SMCRA can be imputed to other companies which are deemed, according to regulations, to "own or control" the coal operator. Sanctions can include being blocked from receiving new permits and rescission or suspension of existing permits. Because of a recent federal court action invalidating the SMCRA ownership and control regulations, the scope and potential impact of the "ownership and control" requirements on the Company are unclear. OSM has responded to the court action by promulgating interim regulations, which more narrowly apply the ownership and control standards to coal companies. Although the federal action should have a precedential effect on state regulations dealing with "ownership and control," which are in many instances similar to the invalidated federal regulations, it is not certain what impact the federal court decision will have on these state regulations.

      Clean Air Act. The Clean Air Act, including the Clean Air Act Amendments, and corresponding state laws which regulate the emissions of materials into the air, affect coal mining operations both directly and indirectly. Coal mining and processing operations may be directly affected by Clean Air Act permitting requirements and/or emissions control requirements relating to particulate matter (e.g., "fugitive dust"). Coal mining and processing may also be impacted by future regulation of fine particulate matter measuring 2.5 micrometers in diameter or smaller. Regulations relating to fugitive dust and coal emissions may restrict the Company's ability to develop new mines or require the Company to modify its existing operations. The Clean Air Act indirectly affects coal mining operations by extensively regulating the air emissions of coal-fueled electric power generating plants. Title IV of the Clean Air Act Amendments places limits on sulfur dioxide emissions from electric power generation plants. The limits set baseline emission standards for such facilities. Reductions in such emissions will occur in two phases: Phase I began in 1995 (applicable to certain identified facilities) and Phase II will begin in 2000 (applicable to all facilities, including those subject to the 1995 restrictions). The affected utilities may be able to meet these requirements by, among other things, switching to lower sulfur fuels, installing pollution control devices such as scrubbers, reducing electricity generating levels or by purchasing or trading "pollution credits." Specific emissions sources will receive these credits which utilities and industrial concerns can trade or sell to allow other units to emit higher levels of sulfur dioxide.

      The effect of the Clean Air Act Amendments cannot be completely ascertained at this time. Although it was generally anticipated that Phase I of Title IV of the Clean Air Act Amendments would increase prices for low sulfur coal, because of over-investment in low sulfur production capacity and related transportation facilities in the western United States (and to a lesser degree in Central Appalachia) in reaction to the anticipated price increase, this effect did not materialize. When the Clean Air Act Amendments were enacted, many plants switched to low sulfur coal supplied from the Powder River Basin, located predominantly in Wyoming. This compliance strategy generated an unexpectedly large number of pollution credits, which were then marketed together with lower cost, higher sulfur coal and sold in competition with Central Appalachian production. The Company believes these factors reduced or capped the anticipated price increase for Central Appalachian low sulfur coal in Phase I.

      The Company believes that in Phase II the price for low sulfur coal is more likely to increase, and the price for high sulfur coal to decrease, because additional coal-burning electric power plants will be affected by Phase II. However, this is not expected to occur until well into Phase II, after the large bank of pollution credits which has developed in connection with Phase I has been reduced and before utilities electing to comply with Phase II by installing scrubber sulfur-reduction technologies are able to implement this compliance strategy. The Company does not believe that compliance strategies utilizing scrubbers will result in significant downward pressure on compliance coal prices during initial phases of Phase II. However, if the prices of compliance coal and/or pollution credits rise, scrubber compliance strategies may become more competitive. The expected reduction of the existing bank of pollution credits during Phase II should also help to rationalize the market for compliance coal during the long-term to the extent utilities are unable to utilize strategies to create a new bank of pollution credits. Such legislation limits the ability of some of the Company's customers to burn higher sulfur coals unless these customers have or are willing to install scrubbers, to blend coal or to bear the cost of acquiring emission credits which permit them to burn higher sulfur coal. The Company has endeavored to mitigate the potential adverse effects of the legislation's limitations on sulfur dioxide emissions through the acquisition and development of compliance and low sulfur coal reserves and operations in Appalachia.

      The Clean Air Act Amendments also require that existing major sources of nitrogen oxides in moderate or higher ozone non-attainment areas install reasonably available control technology ("RACT") for nitrogen oxides, which are precursors of ozone. In addition, stricter ozone ambient air quality standards are expected to be implemented by the EPA by 2003. In September, 1998, EPA issued its final rule on regional nitrogen oxide emission reductions directed at 22 eastern states and the District of Columbia. This rule is intended to further reduce nitrogen oxide emissions by the year 2003. In estimating the impact of this rule on emissions sources, EPA assumed reductions of approximately 85 percent from electric generating units, although it is up to the individual states to determine how the reductions are to be imposed on sources within their borders. In addition, in response to petitions filed under ss. 126 of the Clean Air Act Amendments EPA has proposed to apply additional restrictions on nitrogen oxide emissions from certain specified individual sources, including electric generating facilities, in various states, including West Virginia. The installation of RACT, and any control measures beyond RACT, that the states and the EPA may require will make it more costly to operate coal-fired power plants and, depending on the requirements of individual state attainment plans and the development of revised new source performance standards, could make coal a less attractive fuel or alternative in the planning and building of power plants in the future. If coal's share of the capacity for power generation were to be reduced, a material adverse effect on the Company's financial condition and results of operations could result. The effect such legislation and regulatory action, as well as other legislation that may be enacted in the future could have on the coal industry in general and on the Company in particular cannot be predicted with certainty. No assurance can be given that implementation of the Clean Air Act Amendments, new ambient air quality standards or any other current or future regulatory provision, will not materially adversely affect the Company.

      Comprehensive Environmental Response, Compensation and Liability Act. The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws affect coal mining operations by imposing clean-up requirements for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment. Under CERCLA, joint and several liability may be imposed on waste generators, site owners and operators and others regardless of fault or the legality of the original disposal activity. Waste substances generated by coal mining and processing are generally not regarded as hazardous substances for purposes of CERCLA.

      Clean Water Act. Both the federal Clean Water Act and corresponding state statutes affect coal mining operations by imposing restrictions on effluent discharges, including acid mine drainage, into surface waters, ground water and wetlands. The Clean Water Act permitting requirements can impact coal mining operations in two primary ways. Under ss. 404 of the Clean Water Act, the dredging, filling, or impoundment of waters of the United States requires a permit from the U.S. Army Corps of Engineers. In addition, under ss. 402 of the Clean Water Act a permit must be obtained for a discharge from any point source into waters of the United States. State laws have similar permitting requirements. Regular monitoring, as well as compliance with reporting requirements and performance standards are included under the Clean Water Act and as preconditions for the renewal of required permits. In addition, to the extent not otherwise regulated by applicable law, West Virginia's Groundwater Protection Act may affect coal mining operations by imposing restrictions to protect groundwater quality.

      Resource Conservation and Recovery Act. The federal Resource Conservation and Recovery Act ("RCRA"), and corresponding state statutes, affects coal mining operations by imposing requirements for the treatment, storage and disposal of hazardous wastes. Although many mining wastes are excluded from the regulatory definition of hazardous waste, and coal mining operations covered by SMCRA permits are exempted from regulation under RCRA by statute, the EPA is studying the possibility of expanding regulation of mining wastes under RCRA.

      Toxic Substances Control Act. The Toxic Substances Control Act ("TSCA") regulates, among other things, the use and disposal of polychlorinated biphenyls ("PCBs"), a substance which in the past was commonly found in coolants and hydraulic fluids utilized by the mining industry. The penalties imposed under TSCA for the improper disposal of PCBs can be significant.

Employees and Labor Relations.

      As of December 31, 1998, the Company and its subsidiaries employed 668 non-union employees, with an average employee age of 44 years. The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be good. If some or all of the Company's currently non-union operations were to become unionized, the Company could incur higher labor costs and an increased risk of work stoppages. There can be no assurance that the Company's workforce will not unionize in the future. The Company is currently evaluating the use of contract mining services for its underground operations. This will significantly reduce the employee base of the Company.

Item 2. Properties

General

      The Company's headquarters are located in leased office space in Morgantown, West Virginia. The descriptions of the Company's properties used for coal production set forth above in Item 1, Business - Mining Operations, are hereby incorporated into this Item 2 by reference.

Coal Reserves

      As of December 31, 1998, the Company had an estimated reserve base totaling approximately 552 million recoverable product tons, with approximately 15% being compliance coal, and another 79% being medium sulfur coal. Approximately 96% of these reserves are classified as deep and 4% as surface mineable. Moreover, steam coal represents approximately 469 million tons, or 85%, of the Company's reserves, while premium quality met coal constitutes approximately 83 million tons, or 15%, of the Company's reserves. Assigned reserves (i.e., coal that could be reasonably expected to be processed in existing plants) represent approximately 55% of the Company's reserves, while unassigned reserves (i.e., coal which will require additional expenditures for processing facilities) represent the remaining 45%.

      Reserve estimates are prepared by the Company's engineers and geologists and are reviewed periodically to reflect additional data obtained and developments affecting the reserves. Accordingly, reserve estimates will change from time to time in reflection of mining activities, analysis of new engineering and geological data, acquisition or divestment of reserve holdings, modification of mining plans or mining methods, market conditions and other factors. The Company engaged John T. Boyd Company, mining and geological consultants, to audit the Company's estimates of its coal reserves as of June 1, 1997. This audit included a review of the procedures used by the Company to prepare its internal reserve estimates, verifying the accuracy of selected property reserve estimates and retabulating reserve groups according to standard classifications of reliability. The following table summarizes the Company's coal reserves as of December 31, 1998. Estimates of measured, indicated and total recoverable reserves are based upon the reserve report prepared by John T. Boyd Company and have been updated by the Company to take into account production from the date of the reserve report, mining activities, new engineering and geological data, acquisitions and divestitures of reserves, changes in mining plans and mining methods and market conditions. James W. Boyd, President of John T. Boyd, has been a member of the Company's Board of Directors since December 1, 1997.

      ESTIMATES OF MEASURED, INDICATED AND TOTAL RECOVERABLE COAL RESERVES

                                                               (in millions of tons)

                                    Underground                              Total
                                      (UG) or      Measured   Indicated   Recoverable
County and State                    Surface (S)       (1)        (2)        Reserves    Surface   Underground
----------------                    -----------    --------   ---------     --------    -------   -----------

Barbour County, West Virginia            UG          38.11        5.58        43.69         --        43.69
Grant County, West Virginia             S/UG         14.96       19.07        34.03       3.43        30.60
Harrison County, West Virginia           UG          11.94       14.70        26.64         --        26.64
Monongalia County, West Virginia          S            3.0          --          3.0        3.0           --
Preston County, West Virginia            UG          32.91       11.98        44.89         --        44.89
Raleigh County, West Virginia            UG          24.74       12.47        37.21         --        37.21
Taylor County, West Virginia             UG          42.83      167.99       210.82         --       210.82
Upshur County, West Virginia             UG          29.96       39.60        69.56         --        69.56
Webster County, West Virginia           S/UG          3.50                     3.50       3.50           --
Allegany County, Maryland                 S           4.45        1.20         5.65       5.65           --
Garrett County, Maryland                S/UG         18.83        6.52        25.35       7.32        18.03
Muhlenberg County, Kentucky              UG           3.08        5.02         8.10         --         8.10
Tazewell County, Virginia               S/UG         23.56       16.18        39.74       1.22        38.52
Greene County, Pennsylvania               S           0.08          --         0.08       0.08           --
                                                    ------      ------       ------      -----       ------
          Totals                                    251.95      300.31       552.26      24.20       528.06
                                                    ======      ======       ======      =====       ======

(1) "Measured" refers to coal tonnages computed from seam measurements as observed and recorded in drill holes, mine workings, and/or seam outcrop prospect openings. The sites for measurement are so closely spaced and the geologic character so well-defined that the thickness, areal extent, size, shape and depth of coal are well-established. The maximum acceptable distance for projection from seam data points varies with the geologic nature of the coal seam being studied, but generally a radius of 1/4 mile is recognized as the standard. Losses for extraction recovery and wash recovery have been factored into measured reserves.

(2) "Indicated" refers to coal tonnages computed by projection of data from available seam measurements for a distance beyond coal classed as measured. The assurance, although lower than for measured, is high enough to assume continuity between points of measurement. The maximum acceptable distance for projection of indicated tonnage is 1/4 to 3/4 mile from points of observation. Further exploration is necessary to place these reserves in a measured category. Losses for extraction recovery and wash recovery have been factored into indicated reserves.

      Of the total of the Company's reserves, approximately 49% are owned by the Company or its subsidiaries, and approximately 51% are leased from third parties. The Company's reserve leases from third parties generally have terms of between 10 to 20 years, although they generally allow the Company the right to renew the lease for a stated period or to maintain the lease in force until the exhaustion of mineable and merchantable coal. These leases provide for royalties to be paid to the lessor either as a fixed amount per ton or as a percentage of the sales price. Many leases also require payment of a lease bonus or minimum royalties, payable either at the time of the execution of the lease or in periodic installments. In most cases, the minimum royalty payments are applied to reduce future production royalties.

      Consistent with industry practices, the Company conducts limited investigation of title to third-party coal properties prior to the Company's leasing of such properties. The title of the lessors or grantors and the boundaries of the Company's leased properties are not fully verified until such time as the Company prepares to mine such reserves. If defects in title or boundaries of undeveloped reserves arise in the future, the Company's control, and right to mine, such reserves could be materially affected.

Item 3. Legal Proceedings

      In 1992, Kitt Energy Corporation ("Kitt") instituted a civil action in the United States District Court for the Western District of Pennsylvania against Black Diamond Energies, Inc. ("Black Diamond"), Keystone Coal Company ("Keystone"), Philippi Development, Inc. (now known as Anker West Virginia Mining Company, Inc., a subsidiary of the Company, "Anker West Virginia") and others. The lawsuit alleges that Black Diamond must indemnify Kitt for a $12 million settlement that Kitt paid to the United Mine Workers of America in connection with another lawsuit. Kitt contends that Black Diamond's indemnity obligation arises from an indemnity provision in a 1987 asset sales agreement among Kitt, Black Diamond, and Keystone. Anker West Virginia was not a party to the 1987 asset sales agreement. In fact, it was not formed until 1990. However, Kitt contends that Anker West Virginia is a successor to Black Diamond's indemnity obligation because Anker West Virginia acquired certain assets from Black Diamond in 1990. The trial court granted Anker West Virginia's motion for summary judgment and dismissed Anker West Virginia from the case. Following a jury trial, Black Diamond was found liable for the indemnity obligation and a final order was entered against Black Diamond in excess of $18 million. Kitt has filed an appeal of the trial court's order granting Anker West Virginia's motion for summary judgment with the United States Court of Appeals for the Third Circuit.

      The Company is also involved in certain legal proceedings incidental to its normal business activities. Management of the Company does not believe that the outcome of any of these proceedings will have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      Effective December 31, 1998, Willem Rottier resigned as a director of the Company. In accordance with the Company's bylaws and the Stockholders Agreement dated as of August 12, 1996, among the Company, its common stockholders and others ("Stockholders Agreement"), and pursuant to a written consent of the holders of all of the issued and outstanding voting common stock of the Company, the Company's stockholders unanimously elected Willem H. Hartog as a director of the Company to fill the vacancy created by Mr. Rottier's resignation. No other matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 1998.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

      Currently, there is no market for the Common Stock of the Company. As of March 15, 1999, there were twenty-six holders of record of the Common Stock of the Company.

Item 6. Selected Financial Data

      The information in the following table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7, and the Company's Consolidated Financial Statements under Item 8.

                                                                The Company                                The Predecessor
                                             -------------------------------------------------   ----------------------------------
                                                                       Adjusted
                                                                       Combined
                                                    Year Ended          for the     August 1,    January 1,        Year Ended
                                                   December 31,        Year Ended    1996 to      1996 to          December 31,
                                             ----------------------   December 31, December 31,   July 31,    ---------------------
                                                1998         1997       1996 (1)       1996         1996         1995        1994
                                             ----------   ---------   -----------  -----------   ---------    ---------   ---------
                                                                      (unaudited)

                                                                             (dollars in thousands)
Statement of Operations Data:
Coal sales and related revenue               $ 291,426    $ 322,979    $ 290,155    $ 123,246    $ 166,909    $ 248,897   $ 227,499
Operating expenses:
Cost of operations and selling expenses        276,469      295,387      259,579      110,215      149,364      221,315     203,174
Depreciation, depletion and amortization        18,150       17,470       14,319        6,437        7,882       11,732      12,083
General and administrative                       9,076        9,462        7,534        3,738        3,796        6,843       5,938
Loss on impairment of investment                90,717        8,267           --           --           --           --          --
Stock compensation and related expenses             --           --        2,969           --        2,969           --          --
                                             ---------    ---------    ---------    ---------    ---------    ---------   ---------
     Operating (loss) income                  (102,986)      (7,607)       5,754        2,856        2,898        9,007       6,304
Interest expense                               (13,066)     (10,042)      (4,886)      (2,090)      (2,796)      (6,612)     (3,523)
Other income, net                                2,805        2,083        1,480          373        1,107        3,108       1,621
Life insurance proceeds                             --       15,000           --           --           --           --          --
                                             ---------    ---------    ---------    ---------    ---------    ---------   ---------
(Loss) income before income taxes and
     extraordinary item                       (113,247)        (566)       2,348        1,139        1,209        5,503       4,402
Income taxes (tax benefit)                      (7,643)      (1,242)         351          485         (134)       2,270       1,940
                                             ---------    ---------    ---------    ---------    ---------    ---------   ---------
(Loss) income before extraordinary
     item                                     (105,604)         676        1,997          654        1,343        3,233       2,462
Extraordinary item (2)                             965        3,849           --           --           --           --          --
                                             ---------    ---------    ---------    ---------    ---------    ---------   ---------

     Net (loss) income                        (106,569)      (3,173)       1,997          654        1,343        3,233       2,462
Preferred stock dividends and accretion(3)       1,937        1,876          891          775          116          215         215
                                             ---------    ---------    ---------    ---------    ---------    ---------   ---------
     Net (loss) income available to
          common stockholders                $(108,506)   $  (5,049)   $   1,106    $    (121)   $   1,227    $   3,018   $   2,247
                                             =========    =========    =========    =========    =========    =========   =========

Cash Flow Data:
Net cash (used in) provided by operating
     activities                              $  (5,465)   $  (5,047)                $    (564)   $  19,022    $   2,168   $  13,421
Net cash (used in) provided by investing
     activities                                 (8,134)     (47,025)                  (84,968)      (1,764)       5,021     (32,434)
Net cash provided by (used in) financing
     activities                                 13,614       51,516                    86,088      (29,795)       4,992      17,808

Balance Sheet Data (at period end):
Working (deficit) capital                    $  (4,262)   $  21,499                 $   7,410                 $  27,599   $  12,576
Total assets                                   201,720      304,650                   259,683                   187,026     161,372
Total long-term debt (4)                       142,711      133,599                    88,029                    74,902      69,910
Mandatorily redeemable preferred stock          24,588       22,651                    20,775                     8,600       1,600
Total stockholder's (deficit) equity           (47,876)      75,730                    80,779                    57,203      41,185

(1) The adjusted combined statements of operations data and other data for the year ended December 31, 1996 combine the results of operations of the Predecessor for the period January 1, 1996 to July 31, 1996 and of the Company for the period August 1, 1996 to December 31, 1996.

(2) Represents the write-off of unamortized debt issuance costs related to the Original Credit Facility in 1997 and Amended and Restated Credit Facility in 1998.

(3) Represents accrued and unpaid dividends on Class A preferred stock subsequent to the Recapitalization and accretion of the mandatorily redeemable preferred stock discount.

(4) Includes current portion of long-term debt. See the Company's Consolidated Financial Statements under Item 8.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources; Going Concern Opinion

      The Company's independent public accountants have issued a going concern opinion with respect to the Company's Consolidated Financial Statements for the period ending December 31, 1998. Specifically, the independent public accountants have stated that because the Company has, among other factors, experienced recurring losses from operations, negative cash flow from operations and has a retained deficit, they have substantial doubts about its ability to continue as a going concern. See Note 14 in the Company's Consolidated Financial Statements which outlines management's plans to address the operating and financial position of the Company.

      The Foothill Loan Agreement contains a covenant that requires the Company to receive an unqualified audit opinion on its annual financial statements. The issuance of the going concern opinion by the Company's independent accountants for the year ended December 31, 1998 is a violation of this covenant. Foothill has agreed to accept the going concern opinion and waive the failure of the Company to comply with the covenant requiring delivery of an unqualified audit opinion for the year ended December 31, 1998. It should be noted that the failure of the Company to obtain an unqualified audit opinion does not constitute a violation of the terms of the indenture governing the Senior Notes.

      The Company believes that it may be required, as a result of the going concern opinion, to provide security in order to obtain reclamation bonds for new mining permits, including posting cash or cash equivalents for all or a part of the amount of such bonds. The Company also anticipates that its customers and suppliers will have concerns regarding the financial condition of the Company. The Company is planning to meet with its principal customers and suppliers to explain the Company's current financial condition and the plans to improve its financial performance. The Company believes that it will be able to maintain its relationships with customers and suppliers on the same or similar terms to its existing agreements. There can be no assurance that the Company will be able to avoid adverse impacts caused by changes in the terms on which it does business with customers and suppliers as a result.

      The Company developed a plan in late 1998 in response to its poor operating and financial performance. This plan was developed to improve the Company's operating performance and provide adequate short and long-term liquidity. The Company's plan consists of four components: (1) obtain more flexible senior financing; (2) improve cash flow from operations; (3) raise cash by selling certain assets; and (4) reduce the Company's debt.

      The first component of the plan was completed in November, 1998, upon the closing of the Foothill Loan Agreement. See Item 1. Business above for a detailed description of the credit facilities issued under the Foothill Loan Agreement. As of March 26, 1999, the amount outstanding under the revolving credit facility under the Foothill Loan Agreement was $1.9 million. In addition, based upon the Company's borrowing base in effect on that date, the amount of $15.2 was available to be borrowed on the revolving credit facility.

      The second component of the Company's plan is to improve cash flow by using contract mining services for certain of its underground operations. The Company believes that by utilizing contract miners it will reduce operating expenses, general and administrative expenses and month-to-month cost fluctuations. In addition, because the contract miners will be responsible for mine maintenance, the Company will have reduced capital costs. The Company expects to engage contractors for certain of its underground operations during the second quarter of 1999.

      The third component of the Company's plan involves the sale of certain non-operating assets and select non-strategic operating properties. The non-operating assets which the Company is seeking to sell are those that require substantial development costs and/or have significant holding costs. The operating properties which the Company plans to sell either complement non-operating assets being held for sale or are not integral to the Company's long-term operating strategy. The Company has been discussing the sale of these properties with third parties. The Company believes that its efforts to market these properties to date have been hampered by the Company's financial condition. The Company believes that it will be successful in selling all or a part of these assets during the next twelve to eighteen months. However, there can be no assurance that asset sales will be completed on terms acceptable to the Company, if at all. The Company is also planning to evaluate reasonable offers on other assets as opportunities develop.

      The fourth and final component of the plan involves reducing the Company's overall debt level. The Company believes that this component of the plan will be achieved in part through the success of the other components of the plan. A significant portion of the Company's long-term indebtedness is comprised of the Senior Notes. The Company is exploring the possibility of restructuring the Senior Notes in order to reduce its long-term debt and to improve the short-term liquidity of the Company. The significant annual interest charges under the Senior Notes severely limit the Company's operating flexibility and substantially reduce the Company's ability to grow or replenish its production base. While the Company believes a restructuring of the Senior Notes would improve its liquidity, there can be no assurance that the Company will be able to restructure its Senior Notes upon terms and conditions acceptable to it, if at all.

      After the implementation of the first, second and third components of the Company's plan described above, and prior to giving effect to any borrowings under the Foothill Loan Agreement which were not outstanding on March 26, 1999, the Company projects that its cash needs for the year ending December 31, 1999, will be significantly in excess of cash generated from operations and projected asset sales. As part of its cash needs during the year ending December 31, 1999, the Company expects to incur capital expenditures of approximately $6.5 million, of which approximately $3.5 million relates to the development of operations in Upshur County, West Virginia. In 1998, the Company incurred capital expenditures of $11.9 million, of which $3.4 million related to the development of recently opened or acquired properties. In addition to operating expenses and debt service requirements, the Company expects to incur exit costs with respect to its Webster County operations, equipment leasehold termination costs, potential cash security requirements to obtain reclamation bonds for new mining permits and payments required under the Put Agreement with JJF Group (as more specifically discussed in Item 1. Business above). Notwithstanding the foregoing, assuming a successful implementation of all aspects of the Company's plan as outlined above, the Company believes that it will have sufficient liquidity for 1999, because the Company anticipates funding any cash shortfall for 1999 through borrowings under the revolving credit facility available under the Foothill Loan Agreement. There can be no assurance that the Company will successfully implement its plan.

Results of Operations

Year Ended December 31, 1998 compared to the Year Ended December 31, 1997

      Coal Sales and Related Revenues. Coal sales and related revenues were $291.4 million for the year ended December 31, 1998 compared to $323.0 million in 1997, a decrease of 9.8%. Coal sales volume was 12.3 million tons for the year ended December 31, 1998, compared to 13.4 million tons in 1997, a decrease of 8.2%. The decrease was due to the following:

      1) Tonnage levels were down in 1998 at the Company's Preston County operations due to the completion of one contract mining operation in the fourth quarter of 1997.

      2) Tonnage levels were down at the Company's Barbour County operations due to the implementation of a new mining plan during the fourth quarter of 1997, which, as expected, resulted in lower production for 1998.

      3) The Company's Webster County surface mine experienced significant rainfall in the first quarter of 1998, which reduced its ability to dispose of preparation plant refuse causing an increase in inventory. The inventory handling issues eventually prevented the mine from operating efficiently according to its mine plan. During March 1998, the Company idled this mine to reduce inventory. The mine restarted operations in May at reduced levels and continued to produce at reduced levels through the third quarter of 1998. During the fourth quarter, the Company idled its surface mining activities in Webster County.

      4) On February 26, 1998, the Company sold its interest in Oak Mountain, which owned and operated an underground mine in Shelby County, Alabama. This resulted in a decrease in production for the Company for 1998.

To partially offset the declines mentioned above, there were increases in production at mines previously acquired or developed during 1997, including the Grant County and Upshur County operations and additional brokered sales.

      Cost of Operations and Selling Expenses. The cost of operations and selling expenses totaled $276.5 million for the year ended December 31, 1998, compared to $295.4 million in 1997, a decrease of 6.4%. The cost of operations and selling expenses was $22.43 per ton shipped for the year ended December 31, 1998, compared to $22.00 per ton shipped for the year ended December 31, 1997, an increase of 2.0%. This increase was due to a reduction in production as described above and higher operating costs at certain underground mines. During 1998, the Company made significant changes in the management of the Company's operations, with an emphasis on adding experienced underground mine managers. Once in place, the new management initiated efforts to improve safety, tighten capital expenditure requirements, improve operational tracking, revamp budgeting and forecasting processes and initiate training programs to improve communications and productivity. These efforts have resulted in improvements in the Company's underground operations but were not realized until late 1998. Therefore, the Company's underground operations were negatively impacted during this period of transition.

      Other Operating Expenses. Other operating expenses for the year ended December 31, 1998 were $27.2 million compared to $26.9 million in 1997. Included in other operating expenses are general and administrative expenses and depreciation, depletion and amortization.

      General and administrative expenses decreased 4.4% from $9.5 million for the year ended December 31, 1997, to $9.1 million for the year ended December 31, 1998. The decrease in general and administrative costs primarily resulted from the Company's changes in staff necessary to manage the lower mine production in 1998.

      Depreciation, depletion and amortization for the year ended December 31, 1998 and 1997 were $18.1 million and 17.4 million, respectively, an increase of 4.1%. The increase is due to depreciation, depletion and amortization starting in 1998 on the mine developed in Upshur County in 1997 and early 1998, partially offset by production reductions at other locations. As indicated below, the Company recorded losses on impairment and restructuring charges that will impact future depreciation, depletion and amortization. The Company has not quantified these impacts.

      Loss on Impairment and Restructuring Charges. The major components of loss on impairment and restructuring charges were as follows:

                                                         1998        1997
                                                       -------     -------
                                                          (In thousands)
      Impairment of properties and investment          $44,416     $ 8,267
      Exit costs                                        25,411          --
      Assets to be disposed                             15,983          --
      Equipment leasehold termination costs              3,957          --
      Other                                                950          --
                                                       -------     -------
                                                       $90,717     $ 8,267
                                                       =======     =======

      The impairments on properties and investments became necessary as the Company reevaluated its business plans as a result of operational management changes. The operational managers at each mine were changed during 1998 and the new managers analyzed various operating plans. This reevaluation has resulted in excess carrying values as compared to the expected discounted cash flows from the market and cost assumptions. The properties affected and the related asset categories are as follows:

                                    Property,   Advanced
                                    Plant and    Minimum
      Description                   Equipment   Royalties    Goodwill    Total
      -----------                   ---------   ---------    --------    -----
                                                   (In thousands)

      Raleigh County, WV                  --          --     $ 5,705   $ 5,705
      Upshur County, WV              $ 6,036          --          --     6,036
      Grant County, WV and
           Garrett County, MD         11,113     $ 7,009          --    18,122
      Monongalia County, WV
           and Preston County, WV      2,652       2,895       9,006    14,553
                                     -------     -------     -------   -------
                                     $19,801     $ 9,904     $14,711   $44,416
                                     =======     =======     =======   =======

      Also, in conjunction with the reevaluation, the Company, based on current market conditions and expected mining costs, decided to exit its investment in Webster and Braxton Counties in West Virginia. The exit charges consist of the following:

      Asset Category                                                Amount
      --------------                                                ------
                                                                (In thousands)
      Property, plant and equipment                                $13,569
      Reclamation accrual                                            5,100
      Advanced minimum royalties                                     1,651
      Goodwill                                                       4,896
      Other                                                            195
                                                                   -------
                                                                   $25,411
                                                                   =======

      As part of the Company's liquidity planning, certain assets have been identified to be held for sale. These assets have been reclassified to a separate asset account and were adjusted to their fair market value. The fair market values were established by management based on current offers, third party appraisals and other information management believes relevant to establish these values. The charges for assets held for sale consist of the following:

                                      Property,     Advanced
                                      Plant and      Minimum     Adjustment
      Description                     Equipment     Royalties       Total
      -----------                     ---------     ---------      -------
                                                  (In thousands)
      Raleigh County                   $ 1,353       $ 2,419       $ 3,772
      Preston County                     7,721         4,026        11,747
      Other Property                       464            --           464
                                       -------       -------       -------
           Total                       $ 9,538       $ 6,445       $15,983
                                       =======       =======       =======

      In conjunction with the mining operational changes described above, the Company will also incur losses on equipment currently covered by operating leases. These losses were estimated by comparing lease termination costs with the expected fair market value of the underlying equipment. These differences of approximately $3,957,000 have been recorded as equipment leasehold termination costs.

      On April 17, 1997, the Company, an affiliate and unrelated parties entered into a joint venture agreement to acquire substantially all of the assets and assume certain liabilities of Oak Mountain Energy Corporation and its affiliates for approximately $40 million, of which $10 million was provided by the Company. Subsequent to the initial capitalization, the Company contributed an additional $255,000. Solely for financial accounting purposes, the Company has identified that it owned an undivided interest in each of the assets and was proportionately liable for its share of each liability of Oak Mountain up to its capital investment. In accordance with industry practice and purchase accounting, the Company presented its proportionate ownership, amounting to 32.0%, in Oak Mountain in the consolidated financial statements from the date of acquisition.

      In February 1998, the Company sold its indirect minority ownership interest in Oak Mountain to an affiliate for $1. The Company tried unsuccessfully to sell its investment to other unrelated parties during December, 1997 and January and February, 1998. The Company recorded an impairment loss of $8,267,000 to adjust the Company's investment to its fair market value less cost to sell as of December 31, 1997.

      Interest Expense. Interest expense was $13.0 million for the year ended December 31, 1998 compared to $10.0 million in 1997, an increase of 29.8%. The increases were due to an increase in the average outstanding indebtedness and average effective interest rate in the respective periods.

      Income Taxes. Income tax benefit from operations for the year ended December 31, 1998 was $7.6 million compared to 1.2 million in 1997. The change in tax benefit is due to the impairment of the non-deductible goodwill and the increase in the valuation allowance for the Company's state and federal net operating loss carry forwards, contribution carry forwards and capital loss carryforwards. Management has established a valuation allowance for these items because the realizability is uncertain.

      Extraordinary Item. For the year ended December 31, 1998, the Company wrote-off the unamortized portion of debt issuance costs relating to the refinancing of the Amended and Restated Credit Facility in the amount of $965,000, net of income taxes.

      Net Loss. For the year ended December 31, 1998, the Company's loss was $106.6 compared to a loss of $3.2 for the same period in 1997. The increase in loss was primarily due to the loss on impairment and restructuring charges, increases in operating expenses and decreases in production levels described above.

Year Ended December 31, 1997 Compared to Adjusted Combined Year Ended December 31, 1996

      Coal Sales and Related Revenues. Coal sales and related revenues were $323.0 million for the year ended December 31, 1997 compared to $290.2 million for the year ended December 31, 1996, an increase of 11.3%. Coal sales volume was 13.4 million tons for the year ended December 31, 1997 compared to 11.6 million tons for the year ended December 31, 1996, an increase of 15.4%. The increased volume resulted primarily from an increase in commission sales of 0.8 million tons, recent acquisitions, mine expansion and development and the Company's investment in Oak Mountain. The average price received for captive and brokered sales increased by $0.50 per ton.

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

      Other Operating Expenses. Operating expenses for the year ended December 31, 1997 were $26.9 million compared to $21.9 million for the year ended December 31, 1996, an increase of 22.8%. General and administrative expenses increased 25.6%, to $9.5 million for the year ended December 31, 1997 compared to $7.5 million for the year ended December 31, 1996. The increase in general and administrative costs primarily resulted from the increase in the Company's management staff necessary to manage the additional mines developed or acquired since December 31, 1996. Depreciation, depletion and amortization was $17.5 million for the year ended December 31, 1997 compared to $14.3 million for the year ended December 31, 1996, an increase of 22.0%. The increase in depreciation, depletion and amortization primarily resulted from the amortization of purchase accounting adjustments and goodwill relating to the Recapitalization and from acquisitions made by the Company in the year ended December 31, 1997.

      Loss on Impairment of Investment. On April 17, 1997, the Company, an affiliate and unrelated parties entered into a joint venture agreement to acquire substantially all of the assets and assume certain liabilities of Oak Mountain Energy Corporation and its affiliates for approximately $40 million, of which $10 million was provided by the Company. Subsequent to the initial capitalization, the Company contributed an additional $255,000. Solely for financial accounting purposes, the Company has identified that it owned an undivided interest in each of the assets and was proportionately liable for its share of each liability of Oak Mountain up to its capital investment. In accordance with industry practice and purchase accounting, the Company presented its proportionate ownership, amounting to 32.0%, in Oak Mountain in the consolidated financial statements from the date of acquisition.

      In February 1998, the Company sold its indirect minority ownership interest in Oak Mountain to an affiliate for $1. The Company tried unsuccessfully to sell its investment to other unrelated parties during December, 1997 and January and February, 1998. The Company recorded an impairment loss of $8,267,000 to adjust the Company's investment to its fair market value less cost to sell as of December 31, 1997.

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

      Life Insurance Proceeds. On October 12, 1997, John J. Faltis, the Company's President, Chief Executive Officer and Chairman of the Board of Directors, was killed in a helicopter accident in West Virginia. In accordance with the stockholders' agreement, dated as of August 12, 1996, among the Company, Mr. Faltis, JJF Group and others (the "Stockholders' Agreement") the Company maintained key man life insurance on the life of Mr. Faltis in the amount of $15 million. Under the Stockholders' Agreement the Company was required to use the proceeds from the key man policy to repurchase as much of the Company's Common Stock owned by JJF Group as possible, based on the fair market value of such Common Stock. In December 1997, the Company received $5 million in life insurance proceeds, which it used to temporarily reduce the outstanding indebtedness under the Amended and Restated Credit Facility.

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

      Extraordinary item. For the year ended December 31, 1997, the Company wrote-off the unamortized portion of debt issuance costs relating to a credit facility dated August 12, 1996 (the "Original Credit Facility"). The Company incurred a loss on the refinancing of approximately $3.9 million, net of income taxes of $1.5 million.

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

      Internal Business Software and Systems. During July and August of 1998, file servers, hubs, switches, routers and individual PCs and workstations, were tested for Y2K compliance. As of December 31, 1998, the process was 98% complete. The Company's estimated cost for 1999 is $0.2 million and will be funded through normal operating cash.

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

      Other. In addition to the three major categories above, the Company is in the process of identifying and contacting its critical suppliers, customers and service providers to ensure their readiness for the year 2000. As of March 31, 1999, the Company has completed its identification process.

      Currently, the Company has no contingency plan for the Y2K issue, but expects to develop one by the second quarter of 1999. To date, expenditures on Y2K have been minimal and funded by operating cash. Based on preliminary information, the majority of the project cost will be attributed to the purchase of new software to meet future industry requirements and will be capitalized. The total remaining project cost will be expended as incurred over the next eight months. Management believes that the Company is devoting the necessary resources to identify and resolve significant Y2K issues in a timely manner.

Dividend Restrictions Affecting Subsidiaries

      As of December 31, 1998, there were no restrictions affecting the ability of the guarantor subsidiaries of the Senior Notes to make distributions to the Company or other guarantor subsidiaries except for restrictions in the Foothill Loan Agreement and to the extent provided by law generally (e.g., adequate capital to pay dividends under corporate law). The Foothill Loan Agreement provides that in order to advance funds to Anker Coal Group, Inc., the Borrowers must have borrowing availability of at least $5 million after giving effect to such advances.

Item 8. Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Anker Coal Group, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Anker Coal Group, Inc. and its subsidiaries (the Company) at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 and the five month period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, and assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has experienced recurring losses from operations, negative cash flows from operations and has a retained deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
March 29, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Anker Group, Inc. and Subsidiaries:

      We have audited the accompanying consolidated statement of operations, stockholders' equity, and cash flows of Anker Group, Inc. and Subsidiaries (Predecessor) for the period January 1, 1996 through July 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audit.

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


/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 28, 1997

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                                 (In thousands)

                                                                                    1998         1997
                                                                                 ---------    ---------
                                     ASSETS

Current assets:
     Cash and cash equivalents                                                   $      15           --
     Accounts receivable:
          Trade                                                                     27,845    $  31,029
          Affiliates                                                                    42          223
     Inventories                                                                     5,876       10,717
     Current portion of long-term notes receivable                                     986          791
     Life insurance proceeds receivable                                                 --       10,000
     Prepaid expenses and other                                                      1,989        3,443
     Deferred income taxes                                                           3,683          399
                                                                                 ---------    ---------
          Total current assets                                                      40,436       56,602

Properties:
     Coal lands and mineral rights                                                  62,398      101,324
     Machinery and equipment                                                        72,355       83,370
                                                                                 ---------    ---------
                                                                                   134,753      184,694
     Less allowances for depreciation, depletion and amortization                   26,161       17,333
                                                                                 ---------    ---------
                                                                                   108,592      167,361
Other assets:
     Assets held for sale                                                           10,000           --
     Advance minimum royalties                                                       4,453       19,050
     Goodwill, net of accumulated amortization of $2,517 and $1,408 in
          1998 and 1997, respectively                                               21,572       43,010
     Other intangible assets, net of accumulated amortization of $694 and $432
          in 1998 and 1997, respectively                                             6,268        6,553
     Notes receivable                                                                3,735        5,056
     Other assets                                                                    6,664        7,018
                                                                                 ---------    ---------
          Total assets                                                           $ 201,720    $ 304,650
                                                                                 =========    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable:
          Trade                                                                     10,982       16,254
          Affiliates                                                                   480        1,572
     Cash overdraft                                                                  5,111        3,919
     Accrued interest                                                                3,365        3,530
     Accrued expenses and other                                                     11,287        8,674
     Accrued leasehold termination                                                   3,957           --
     Accrued reclamation expenses                                                    5,234          355
     Current maturities of long-term debt                                            2,777          799
     Common stock available for repurchase                                           1,505           --
                                                                                 ---------    ---------
          Total current liabilities                                                 44,698       35,103

Long-term debt                                                                     139,934      132,800
Other liabilities:
     Accrued reclamation expenses                                                   17,367       18,619
     Deferred income taxes                                                           8,242       12,976
     Other                                                                           6,272        6,771
                                                                                 ---------    ---------
          Total liabilities                                                        216,513      206,269

Commitments and contingencies                                                           --           --

Mandatorily redeemable preferred stock                                              24,588       22,651

Common stock available for repurchase                                                8,495           --

Stockholders' equity:
     Preferred stock                                                                23,000       23,000
     Common stock                                                                       --           --
     Paid-in capital                                                                47,900       57,900
     Treasury stock                                                                 (5,100)          --
     Accumulated deficit                                                          (113,676)      (5,170)
                                                                                 ---------    ---------
          Total stockholders' equity                                               (47,876)      75,730
                                                                                 ---------    ---------
          Total liabilities and stockholders' equity                             $ 201,720    $ 304,650
                                                                                 =========    =========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

             ANKER COAL GROUP, INC. AND SUBSIDIARIES AND PREDECESSOR
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                         The Company    The Company    The Company    Predecessor
                                                         -----------    -----------    -----------    -----------
                                                                                          Period         Period
                                                             Year           Year        August 1       January 1
                                                            Ended          Ended         through        through
                                                         December 31,   December 31,   December 31,    July 31,
                                                             1998           1997           1996           1996
                                                          ---------      ---------      ---------      ---------
Coal sales and related revenue                            $ 291,426      $ 322,979      $ 123,246      $ 166,909

Expenses:
     Cost of operations and selling expenses                276,469        295,387        110,215        149,364
     Depreciation, depletion and amortization                18,150         17,470          6,437          7,882
     General and administrative                               9,076          9,462          3,738          3,796
     Stock compensation and related expenses                     --             --             --          2,969
     Loss on impairment and restructuring charges            90,717          8,267             --             --
                                                          ---------      ---------      ---------      ---------

          Total expenses                                    394,412        330,586        120,390        164,011

          Operating (loss) income                          (102,986)        (7,607)         2,856          2,898

Interest, net of $386 and $760 capitalized in 1998
     and 1997, respectively                                 (13,066)       (10,042)        (2,090)        (2,796)
Life insurance proceeds                                          --         15,000             --             --
Other income, net                                             2,805          2,083            373          1,107
                                                          ---------      ---------      ---------      ---------

          (Loss) income before income taxes and
            extraordinary item                             (113,247)          (566)         1,139          1,209

Income tax (benefit) expense                                 (7,643)        (1,242)           485           (134)
                                                          ---------      ---------      ---------      ---------

          Net (loss) income before extraordinary item      (105,604)           676            654          1,343

Extraordinary loss, net of taxes of $375 and $1,497
     in 1998 and 1997, respectively                             965          3,849             --             --
                                                          ---------      ---------      ---------      ---------

           Net (loss) income                               (106,569)        (3,173)           654          1,343

Less mandatorily redeemable preferred stock dividends         1,337          1,276            512            116
Less mandatorily redeemable preferred stock accretion           600            600            263             --
                                                          ---------      ---------      ---------      ---------

          Net (loss) income available to common
            Stockholders                                  $(108,506)     $  (5,049)     $    (121)     $   1,227
                                                          =========      =========      =========      =========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the years ended December 31, 1998, 1997 and
             for the period August 1, 1996 through December 31, 1996
                                 (In thousands)

                                                   Preferred   Common     Paid-In    Treasury   Accumulated
                                                     Stock      Stock     Capital      Stock      Deficit       Total
Balance at August 1, 1996                                --         --         --          --           --           --

Initial Company capitalization                     $ 23,000         --   $ 57,900          --           --    $  80,900
Net income                                               --         --         --          --    $     654          654
Mandatorily redeemable preferred stock dividends         --         --         --          --         (512)        (512)
Mandatorily redeemable preferred stock accretion         --         --         --          --         (263)        (263)
                                                   --------   --------   --------    --------    ---------    ---------

Balance at December 31, 1996                         23,000         --     57,900          --         (121)      80,779

Net loss                                                 --         --         --          --       (3,173)      (3,173)
Mandatorily redeemable preferred stock dividends         --         --         --          --       (1,276)      (1,276)
Mandatorily redeemable preferred stock accretion         --         --         --          --         (600)        (600)
                                                   --------   --------   --------    --------    ---------    ---------

Balance at December 31, 1997                         23,000         --     57,900          --       (5,170)      75,730

Net loss                                                 --         --         --          --     (106,569)    (106,569)
Mandatorily redeemable preferred stock dividends         --         --         --          --       (1,337)      (1,337)
Mandatorily redeemable preferred stock accretion         --         --         --          --         (600)        (600)
Issuance of Class A common stock awards                  --         --         --          --           --           --
Reclassification of Class A common stock to
     common stock available for repurchase               --         --    (15,000)         --           --      (15,000)
Repurchase of Class A common stock                       --         --      5,000      (5,000)          --           --
Repurchase of Class C preferred stock                    --         --         --        (100)          --         (100)
                                                   --------   --------   --------    --------    ---------    ---------

Balance at December 31, 1998                       $ 23,000         --   $ 47,900    $ (5,100)   $(113,676)   $ (47,876)
                                                   ========   ========   ========    ========    =========    =========

                                   PREDECESSOR
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              For the period January 1, 1996 through July 31, 1996
                                 (In thousands)

                                                  Preferred   Common   Paid-In   Retained
                                                    Stock     Stock    Capital   Earnings     Total
                                                    -----     -----    -------   --------     -----
Balance at December 31, 1995                       $14,122   $    50   $40,007   $ 3,024    $ 57,203

Stock compensation                                      --        --     1,500        --       1,500
Net income                                              --        --        --     1,343       1,343
Mandatorily redeemable preferred stock dividends        --        --        --      (116)       (116)
                                                   -------   -------   -------   -------    --------

Balance at July 31, 1996                           $14,122   $    50   $41,507   $ 4,251    $ 59,930
                                                   =======   =======   =======   =======    ========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

             ANKER COAL GROUP, INC. AND SUBSIDIARIES AND PREDECESSOR
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                    The Company    The Company   The Company   Predecessor
                                                                    -----------    -----------   -----------   -----------
                                                                                                   Period         Period
                                                                        Year           Year       August 1      January 1
                                                                       Ended          Ended        through       through
                                                                    December 31,   December 31,  December 31,    July 31,
                                                                        1998           1997          1996          1996
                                                                    -----------    -----------   -----------   -----------
Cash flows from operating activities:
    Net (loss) income                                                $(106,569)     $  (3,173)     $    654      $  1,343
          Adjustments to reconcile net (loss) income to net
               cash (used in) provided by operating activities:
          Extraordinary item, net of taxes                                 965          3,849            --            --
          Loss on impairment and restructuring charges                  90,717          8,267            --            --
          Depreciation, depletion and amortization                      18,150         17,470         6,437         7,882
          Minority interest                                                 --             --            31            (5)
          Life insurance proceeds                                           --        (15,000)           --            --
          Deferred taxes                                                (8,018)        (2,739)          485          (257)
          Gain on sale of property, plant and equipment                   (302)          (352)         (203)         (806)
          Loss on sale of investment                                        --          1,069            --            --
          Stock compensation                                                --             --            --         2,969
          Tax refund received                                              722             --            --            --
          Changes in operating assets and liabilities (net of
               assets and liabilities acquired and disposed of):
               Accounts receivable                                       3,365         (5,536)         (434)        2,153
               Inventories, prepaid expenses and other                   5,105         (7,511)        5,515        (1,258)
               Advance minimum royalties                                (2,915)        (3,777)       (2,095)         (706)
               Accounts payable, accrued expenses and other             (6,186)         2,513       (10,087)        8,095
               Other liabilities                                          (499)          (127)         (867)         (388)
                                                                     ---------      ---------      --------      --------
                    Net cash (used in) provided by operating
                         activities                                     (5,465)        (5,047)         (564)       19,022
                                                                     ---------      ---------      --------      --------

Cash flows from investing activities:
     Purchase of Anker Group, Inc., including related
          acquisition cost of $7,534, net of cash acquired of
          $6,980 and liabilities assumed of $151,873                        --             --       (66,554)           --
     Acquisitions                                                           --         (9,883)       (4,262)           --
     Purchases of properties                                           (11,795)       (45,203)       (6,769)       (3,046)
     Proceeds from sales of property, plant and equipment                2,535          2,549           213         1,560
     Proceeds from sale of investment                                       --          3,551            --            --
     Issuances of notes receivable                                         (38)        (2,156)       (4,991)         (671)
     Payments received on notes receivable                               1,164          5,134           518           889
     Intangible assets                                                      --           (927)         (277)           --
     Other assets                                                           --            (90)       (2,846)         (496)
                                                                     ---------      ---------      --------      --------
                    Net cash used in investing activities               (8,134)       (47,025)      (84,968)       (1,764)
                                                                     ---------      ---------      --------      --------

Cash flows from financing activities:
     Proceeds from revolving line of credit and long-term
          debt                                                         155,698        174,259        81,460        49,389
     Principal payments on revolving line of credit and
          long-term debt                                              (146,586)      (249,199)      (45,372)      (79,184)
     Proceeds from issuance of Senior Notes                                 --        125,000            --            --
     Cash overdraft                                                      1,192          2,135            --            --
     Debt issuance costs                                                (1,590)        (5,679)           --            --
     Purchase of treasury stock                                         (5,100)            --            --            --
     Proceeds from issuance of preferred and common
          stock                                                             --             --        50,000            --
     Proceeds received from life insurance                              10,000          5,000            --            --
                                                                     ---------      ---------      --------      --------
                    Net cash provided by (used in) financing
                         activities                                     13,614         51,516        86,088       (29,795)
                                                                     ---------      ---------      --------      --------

Increase (decrease) in cash and cash equivalents                            15           (556)          556       (12,537)

Cash and cash equivalents at beginning of period                            --            556            --        13,526
                                                                     ---------      ---------      --------      --------
Cash and cash equivalents at end of period                           $      15             --      $    556      $    989
                                                                     =========      =========      ========      ========

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

                                                                    1996
                                                               (In thousands)
                                                                 unaudited
                                                                  --------
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

2. Summary of Significant Accounting Policies

Principles of Consolidation:

      The consolidated financial statements as of December 31, 1998, 1997 and for the period August 1, 1996 (date of acquisition) through December 31, 1996 include the accounts of Anker Coal Group, Inc. and its wholly and majority-owned subsidiaries. The consolidated financial statements for the period January 1, 1996 through July 31, 1996 include the accounts of the Predecessor. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents:

      The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company must maintain a lockbox account and direct all cash receipts to this account. Control of this account has been transferred to the Foothill Capital Corporation, as agent, under the Company's Credit Facility.

Inventories:

      Coal inventories are stated at the lower of average cost or market and amounted to approximately $4,415,000 and $8,822,000 at December 31, 1998 and 1997, respectively. Supply inventories are stated at the lower of average cost or market and amounted to approximately $1,461,000 and $1,895,000 at December 31, 1998 and 1997, respectively.

Properties:

      Properties are recorded at cost, which includes the allocated purchase price for the acquisition described in Note 1.

      Coal lands represent the investment in land and related mineral and/or surface rights, including capitalized mine development costs, which are being mined or will be mined. Mine development costs of $24.9 million and $40.7 million at December 31, 1998 and 1997, respectively, represent expenditures incurred, net of revenue received and amortization, in the development of coal mines until the principal operating activity becomes coal production. Depletion and amortization of coal lands is computed on a tonnage basis calculated to amortize its costs fully over the estimated recoverable reserves.

      Provisions for machinery and equipment depreciation are based upon the estimated useful lives of the respective assets and are computed by the straight-line method.

      Upon sale or retirement of properties, the cost and related accumulated depreciation or depletion are removed from the respective accounts, and any gain or loss is included in other non-operating income.

Goodwill and Other Intangible Assets:

      Goodwill represents the excess of the purchase price over the fair value of the net assets acquired related to the acquisition described in Note 1. Due to the restructuring of the Company's mining operations, goodwill will be prospectively amortized over 3 to 20 years in conjunction with the expected useful lives of existing mineral rights and sales contracts.

      Other intangible assets consist of debt issuance costs which are being amortized using the straight line method over the life of the associated debt, which approximates the effective interest method.

      During the period January 1 through July 31, 1997, adjustments were made to increase goodwill due to changes in assumptions or underestimates relating to certain preacquisition, contingent assets and liabilities. Accordingly, goodwill was increased by approximately $4,789,000, net of income taxes.

Accrued Reclamation Expenses:

      Provisions to reclaim disturbed acreage remaining after production has been completed and related mine closing costs are accrued during the life of the mining operation or recorded in conjunction with the acquisition of related properties. The annual provision included in cost of operations is made at a rate per ton equivalent to the estimated end-of-mine-life reclamation cost divided by the estimated tonnage to be mined. The estimated liability of the Company is not discounted or reduced for possible recoveries from insurance carriers.

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

Fair Value of Financial Instruments:

      The carrying amount of cash and cash equivalents approximates fair value. The fair value of current and long term debt is less than the carrying value by approximately $56.3 million at December 31, 1998. The fair value of current and long term debt exceeded the carrying value by approximately $1.3 million at December 31, 1997. The fair value of the Company's borrowings under its senior notes, credit agreement and other notes payable is estimated using the current market rate and discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Advance Minimum Royalties:

      Advance minimum royalties represent payments, ranging from 2% to 10% of coal yield, made by the Company to landowners for the right to mine on the landowners' property. These payments are initially capitalized then expensed over future production or are expensed as incurred when mine properties are held for sale.

Impairment of Long-lived Assets:

      The Company periodically reviews the carrying value of long-lived assets, based on whether they are recoverable from expected future undiscounted operating cash flows and will recognize impairments when the expected future operating cash flow derived from such long-lived assets is less than their carrying value. See Note 13 for the results of the current year evaluation.

Earnings per Share:

      The presentation of earnings per share is not required as the Company's stock is not publicly traded.

New Accounting Pronouncements:

      In 1998, the Financial Accounting Standards Boards (FASB) issued its Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. As the Company has no items of other comprehensive income, the requirements of SFAS No. 130 are not applicable.

      In 1998, FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This pronouncements establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas, and major customers. The Company operates within one industry segment only and, as such, the requirements of SFAS No. 131 are not applicable.

      In 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 enhances the disclosure requirements for pensions and postretirement benefits. The adoption of SFAS No. 132 has no impact on the measurement or recognition of benefits.

      In 1998, the American Institute of Certified Public Accountants issued its Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on expensing and capitalizing the costs associated with developing or obtaining internal-use software. This pronouncement will be effective for the year ended December 31, 1999. Management is currently assessing the impact that the adoption of this pronouncement will have on the consolidated financial statements.

Reclassification:

      Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

3. Coal Sales and Related Revenue

      Coal sales and related revenue consists of the following:

                                      The Company   The Company   The Company   Predecessor
                                      -----------   -----------   -----------   -----------
                                                                    Period         Period
                                          Year          Year       August 1      January 1
                                         Ended         Ended        through       through
                                      December 31,  December 31,  December 31,    July 31,
                                          1998          1997          1996          1996
                                        --------      --------      --------      --------
                                                          (In thousands)
Coal mining revenue                     $207,102      $234,091      $ 85,175      $126,500
Brokered coal revenue                     81,220        85,411        36,521        37,697
Ash disposal and waste fuel revenue        3,104         3,477         1,550         2,712
                                        --------      --------      --------      --------
                                        $291,426      $322,979      $123,246      $166,909
                                        ========      ========      ========      ========

      Included in revenue are sales to unconsolidated affiliated companies aggregating approximately $0.1 million for the year ended December 31, 1998, $9.7 million for the year ended December 31, 1997, $9.2 million for the period August 1, 1996 through December 31, 1996, and $7 million for the period January 1, 1996 through July 31, 1996.

      The Company recognizes revenue either upon shipment or customer receipt of coal, based on contractual terms. The Company's coal mining revenue is substantially generated from long-term coal supply contracts with domestic utilities and Independent Power Producers throughout the northeastern United States. These contracts range from one to twenty years with fixed based prices which change based on certain industry and government indices. Receivables generally are due within 30 to 45 days. Sales to three customers represented 39.7%, 32.4% and 29.7% of total revenue for years ended December 31, 1998 and 1997, and for the two periods ended December 31, 1996 combined, respectively. The Company performs credit evaluations on all new customers, and credit losses have historically been minimal.

4. Federal Excise Taxes

      Federal excise taxes, included in cost of operations and selling expenses, amounted to $5,786,000 in 1998, $5,896,000 in 1997, $2,188,000 for the period
August 1, 1996 through December 31, 1996, and $3,378,000 for the period January 1, 1996 through July 31, 1996.

5. Long-Term Debt

Long-term debt consists of the following:

                                                      December 31,  December 31,
                                                          1998          1997
                                                        --------      --------
                                                            (In thousands)

      Senior notes                                      $125,000      $125,000
      Foothill Credit Facility                            16,911            --
      Amended and Restated Credit Facility                    --         7,000
      Notes payable to seller                                800         1,388
      Other notes payable to affiliates                       --           211
                                                        --------      --------

                                                         142,711       133,599
      Less current maturities of long-term debt            2,777           799
                                                        --------      --------
                                                        $139,934      $132,800
                                                        ========      ========

Senior Notes:

      On September 25, 1997, the Company issued $125,000,000 of unsecured 9 3/4% Senior Notes due October 1, 2007. In connection therewith, the Company repaid all outstanding indebtedness together with accrued interest and fees associated with such repayment under the Company's existing credit agreement. The Company incurred a loss on the refinancing of approximately $3.9 million, net of income taxes of $1.5 million. The loss has been classified as an extraordinary item in the consolidated financial statements in 1997. Interest on the Senior Notes is payable semiannually on April 1 and October 1 of each year, commencing April 1, 1998. The Senior Notes are redeemable by the Company, in whole or in part, at any time on or after October 1, 2002 at the redemption price as specified in the agreement plus accrued and unpaid charges. At any time on or prior to October 1, 2000, the Company may redeem up to 35%, through an initial public offering, of the aggregated principal amount of the Senior Notes originally issued at a redemption price equal to 109.75% of the principal amount plus accrued and unpaid charges.

      The Senior Notes contain certain cross-default provisions related to the Company's outstanding Credit Facility.

      The Company's obligations under the Senior Notes are jointly and severally guaranteed fully and unconditionally on a senior unsecured basis, by the wholly-owned subsidiaries of the Company that have executed a subsidiary guarantee. See Note 11 for the financial statements of the Company and its guarantor and nonguarantor subsidiaries.

Credit Facility:

      On November 21, 1998, the Company and Foothill Capital Corporation, as agent, entered into a loan and security agreement whereby the lenders will provide to the Company a $55 million credit facility (the "Credit Facility"). The Credit Facility consists of a $40 million working capital revolver and a $15 million term loan. Commitments under the Credit Facility will expire in 2002. The Credit Facility is collateralized by substantially all of the Company's present and future assets.

      Borrowings under the revolver are based on 85% of eligible accounts receivable and 65% of eligible inventory and bear interest at the Company's option at either 1% above the prime interest or at 3 3/4% above the adjusted Eurodollar rate. For the year ended December 31, 1998, the average interest rate was approximately 8.75%. As of December 31, 1998, the outstanding indebtedness under the revolver was approximately $1.9 million.

      The term loan bears interest at 2 1/2% above the prime interest rate and is payable in monthly installments through 2002. The average interest rate for the term loan for the year ended December 31, 1998 was approximately 10.25%. As of December 31, 1998, the outstanding indebtedness under the term loan was approximately $15 million.

      The Credit Facility contains covenants which, among other matters, restrict or limit the ability of the Company to pay interest, dividends, incur indebtedness, or acquire or sell assets and make capital expenditures. The Company must also maintain certain cash flow ratios.

      The Credit Facility also contains covenants that require the Company to receive an unqualified audit opinion on its annual financial statements. The issuance of the going-concern opinion by the Company's independent accountants for the year ended December 31, 1998 is a violation of this covenant. However, Foothill has agreed to accept the going concern opinion and the Company has obtained a waiver for this violation from Foothill.

Amended and Restated Credit Facility:

      The Amended and Restated Credit Facility, which was repaid by the Credit Facility, provided for a line of credit up to $71 million. The average interest rate on borrowings under the Amended and Restated Credit Facility was 8.1% in 1998 and 8.89% in 1997. The Company incurred a loss on the refinancing of approximately $965,000, net of income taxes of $375,000. The loss has been classified as an extraordinary item in the consolidated financial statements in 1998.

Note Payable to Seller:

      In conjunction with an acquisition, the Company assumed an outstanding note payable, which bears interest at 7.47% and is payable in monthly installments through April 1, 2000.

Other Matters:

      Future minimum required principal payments on long-term debt are:
$2,777,000 in 1999; $2,309,000 in 2000; $2,142,900 in 2001; $10,482,000 in 2002
and $125,000,000 thereafter.

6. Mandatorily Redeemable Preferred Stock, Common Stock and Treasury Stock

      Mandatorily redeemable preferred stock, common stock and treasury stock as of December 31, 1998 and 1997 consist of the following:

              Description                   1998        1997    Par value    1998        1997
----------------------------------------   ------      ------   ---------  --------    -------
                                      Number of shares authorized,
                                         issued and outstanding               (In thousands)
Common Stock:
     Class A                               10,199      10,000    $  0.01         --         --
                                           ======      ======              ========    =======

Preferred Stock:
     Class B                               10,000      10,000      1,000   $ 10,000    $10,000
     Class C                                   --       1,000     13,000     13,000     13,000
                                           ------      ------              --------    -------
                                           10,000      11,000              $ 23,000    $23,000
                                           ======      ======              ========    =======

Mandatorily Redeemable Preferred Stock:
     Class A                               10,000      10,000      2,500   $ 28,125    $26,788
     Class D                                1,000       1,000      7,000      7,000      7,000
Less preferred stock discount                  --          --                10,537     11,137
                                           ------      ------              --------    -------
                                           11,000      11,000              $ 24,588    $22,651
                                           ======      ======              ========    =======

Treasury Stock:
     Common Stock Class A                  (1,013)         --      4,936     (5,000)        --
     Preferred Stock Class C               (1,000)         --        100       (100)        --
                                           ------      ------              --------    -------
                                           (2,013)         --              $ (5,100)        --
                                           ======      ======              ========    =======

Preferred Stock:

      Class B preferred stock is nonvoting, with no dividends, redeemable at $1,375 per share upon the event of liquidation or other action described in the preferred stock agreement. Class B stockholders shall be entitled to receive liquidation distributions senior to common stockholders.

      Class C preferred stock is nonvoting with 4% cumulative dividends, calculated on the gross realization from certain coal sales, redeemable at par value upon the event of liquidation or other action described in the preferred stock agreement. During 1998, the Company repurchased all of the outstanding Class C preferred stock for $100 per share.

Mandatorily Redeemable Preferred Stock:

      Class A preferred stock is nonvoting with 5% cumulative dividends, mandatorily redeemable at par value over ten years beginning May 31, 2006. Dividends are predicated on meeting certain established debt covenants. Dividends in arrears as of December 31, 1998 and 1997 amounted to $3,125,000 and $1,788,000, respectively, in the aggregate and $313 and $179, respectively, per share. With regards to rights to receive distributions upon liquidation of the Company, Class A shares rank junior to Class D preferred stockholders and senior to Class B preferred and common stockholders. Upon public offering by the Company of its common stock, each holder of Class A preferred stock shall have the right to convert each Class A share to common shares based on a specified formula.

      Class D preferred stock is nonvoting with 2 1/2% cumulative dividends through 2011, reducing to 1 1/2% cumulative dividends thereafter, calculated on the gross realization from certain coal sales, redeemable at par value over five years beginning December 31, 2006, if aggregate dividends paid on or before December 31, 2005 are less than $5,000,000; otherwise mandatorily redeemable at par value over five years beginning December 31, 2011. With regards to rights to receive distributions upon liquidation of the Company, Class D stockholders rank senior to Class B and common stockholders.

      The mandatorily redeemable preferred stock was recorded at estimated fair market value, which is less than redemption value. This difference of $12 million is being accreted over the remaining life of the preferred stock.

7. Common Stock Available for Repurchase and Life Insurance Proceeds

      On October 12, 1997, John Faltis, the Company's President, Chief Executive Officer and Chairman of the Board of Directors, was killed in a helicopter accident in West Virginia. In accordance with the Stockholders' Agreement, dated as of August 12, 1996, among the Company, Mr. Faltis ("Faltis"), JJF Group Limited Company, a West Virginia limited liability company formerly controlled by Mr. Faltis and now controlled by his estate ("JJF Group"), and others (the "Stockholders' Agreement") the Company maintained key man life insurance on the life of Mr. Faltis in the amount of $15 million. For the year ended December 31, 1997 $15 million was included within the consolidated statement of operations. In accordance with the Stockholders' Agreement, the Company was to use proceeds received from the insurance policy to repurchase common stock owned by JJF Group.

      In lieu of the certain provisions in the Stockholders' Agreement regarding the purchase and sale of the Company's common stock owned by JJF Group upon the death of Faltis, the Company and JJF Group entered into a Put Agreement dated as of August 25, 1998 (the "Put Agreement") pursuant to which the Company granted to JJF Group the right to require the Company to purchase such common stock. On September 15, 1998, pursuant to the Put Agreement, the Company acquired 1,013 shares of the Company's common stock from JJF Group. The schedule for the remaining payments under the Put Agreement is as follows:

                       Maximum Number of
                        Shares Subject
                              to             Per Share
      Put Option Date  Put Option Notice  Put Option Price  Total Purchase Price
      ---------------  -----------------  ----------------  --------------------
                                                               (In thousands)
      August 1, 1999           305             $ 4,936            $ 1,505
      August 1, 2000           325               4,936              1,604
      August 1, 2001         1,396               4,936              6,891
                             -----                                -------
                             2,026                                $10,000
                             =====                                =======

Under the Put Agreement, if JJF Group fails or elects not to put any of its common stock to the Company on or before the applicable date, JJF Group shall not have the right to put those shares to the Company after that date. The Put Agreement also requires the Company to pay interest on the outstanding balance of the total purchase price at the "blended annual rate" established by the Internal Revenue Service. The interest rate will be adjusted on July 25 of each year during the term of the Put Agreement based on the blended annual rate in effect as of that time. For the year ended December 31, 1998, the interest rate for the Put Agreement was 5.63%.

8. Income Taxes:

      The (benefit) provision for taxes is comprised of the following:

                                            The Company    The Company   The Company   Predecessor
                                            -----------    -----------   -----------   -----------
                                                                            Period       Period
                                                Year           Year        August 1     January 1
                                                Ended          Ended       through       through
                                            December 31,   December 31,  December 31,   July 31,
                                                1998           1997          1996         1996
                                            ------------   ------------  ------------  -----------
                                                                 (In thousands)
Current:
     Federal                                        --            --            --        $ 123
Deferred:
     Federal and state                        $(15,597)      $ 2,557       $ 1,253          (45)
     Tax benefit from recognition of net
           operating losses                    (18,193)       (7,146)         (768)        (212)
Valuation allowance                             26,147         3,347            --           --
                                              --------       -------       -------        -----
     Provision for income taxes before
           extraordinary item                   (7,643)       (1,242)          485         (134)
Tax benefit of extraordinary charge               (375)       (1,497)           --           --
                                              --------       -------       -------        -----
                                              $ (8,018)      $(2,739)      $   485        $(134)
                                              ========       =======       =======        =====

      In the period January 1 through July 31, 1996, the Predecessor was subject to alternative minimum taxes; accordingly, the $123,000 represents amounts payable under the alternative tax structure, which is a creditable tax that can be used to reduce any future regular income taxes.

      The reconciliation of the federal statutory tax rate to the consolidated effective tax rate is as follows:

                               The Company    The Company    The Company    Predecessor
                               -----------    -----------    -----------    -----------
                                                               Period          Period
                                   Year           Year        August 1       January 1,
                                  Ended          Ended         through        through
                               December 31,   December 31,   December 31,      July 31,
                                  1998            1997          1996           1996
                               -----------    -----------    -----------    -----------
Federal statutory tax rate       $(38,992)      $  (192)        $ 387         $ 411
Goodwill                              377           348           122            --
Impairment of goodwill              6,667            --            --             8
Business meals exclusion               42            55            50          (604)
Use of percentage depletion            85          (313)          (95)           --
Loss disallowance                      --           416            --            --
Life insurance proceeds                --        (5,100)           --            --
Valuation allowance                26,147         3,347            --            --
Mine development amortization          --           132            --            --
Other                                 223           644            --            --
State taxes                        (2,567)         (579)           21            51
                                 --------       -------         -----         -----
                                 $ (8,018)      $(1,242)        $ 485         $(134)
                                 ========       =======         =====         =====

      The components of net deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                        1998             1997
                                                      --------         --------
                                                            (In thousands)
Inventory                                             $     57         $     77
Other current liabilities                                  532              322
Accrued reclamation                                      2,050               --
Leasehold termination                                    1,044               --
                                                      --------         --------
                                                      $  3,683         $    399
                                                      ========         ========

Depreciation, depletion and amortization               (16,089)         (14,436)
Advance minimum royalties                                   --             (611)
Accrued reclamation                                        884            1,071
Other long-term assets                                    (939)             953
Fair market value                                       (6,921)          (8,663)
Capital loss                                             1,214            2,871
Contribution carryforwards                                 301              228
Other long-term liabilities                               (453)            (453)
Impairment of assets                                    14,325               --
Restructuring charges                                      951               --
Net operating loss                                      27,979            9,411
                                                      --------         --------
                                                        21,252           (9,629)
Valuation allowance                                    (29,494)          (3,347)
                                                      --------         --------
                                                      $ (8,242)        $(12,976)
                                                      ========         ========

      The Company has a federal and state net operating loss carryforwards of approximately $27,726,000 that is available to off set future taxable income beginning in 1999 and will begin to expire in 2006. In addition, the Company has alternative minimum tax credit carryforwards of approximately $253,000 as of December 31, 1998.

      The Company received a federal tax refund of $722,000 in 1998 through the utilization of previously unrecognized net operating loss carryforwards. This refund was allocated directly to goodwill.

      The Company has established a full valuation allowance on the net operating loss carryforwards, capital loss carryforwards and contribution carryforwards because the future realization of these assets is uncertain.

9. Benefit Plans

Defined Contribution Plans

      The Company has a contributory defined contribution retirement plan covering all employees who meet eligibility requirements. The plan provides for employer contributions representing 5% of compensation. The Company's contributions amounted to $1,452,000 for the year ended December 31, 1998, $1,218,000 for the year ended December 31, 1997, $577,000 for the period August 1, 1996 through December 31, 1996, and $547,000 for the period January 1, 1996 through July 31, 1996.

      The Company also has a 401(k) savings plan for all employees who meet eligibility requirements. The plan provides for mandatory employer contributions to match 50% of employee contributions up to a maximum of 2% of each participant's compensation. In addition, the Company may make discretionary contributions up to 5% of employee compensation. The Company's contributions amounted to $473,000 for the year ended December 31, 1998, $418,000 for the year ended December 31, 1997, $185,000 for the period August 1, 1996 through December 31, 1996, and $182,000 for the period January 1, 1996 through July 31, 1996.

In addition, the Company has a 401(h) savings plan for the purpose of providing retiree health care benefits. The plan is a defined contribution plan for all employees who meet eligibility requirements and provides for mandatory employer contributions between .237% and 1.66% of each participant's compensation, based on years of service. The Company's contributions amounted to $309,000 for the year ended December 31, 1998, $302,000 for the year ended December 31, 1997, $143,000 for the period August 1, 1996 through December 31, 1996, and $150,000 for the period January 1, 1996 through July 31, 1996.

Stock Benefit Plan

In May 1997, the Company's Board of Directors approved a Stock Incentive Plan (the Plan) which provides for grants of restricted stock and nonqualified, compensatory stock options to key employees of the Company and affiliates. During 1998, 199 shares of restricted stock were granted at par value, which approximated fair value.

10. Commitments and Contingencies

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

      A company's annual cost of benefits is based on the number of beneficiaries assigned to the company plus a percentage of the cost of unassigned beneficiaries, which is a function of the number of orphans times the per-beneficiary premium. As part of the acquisition described in Note 1, the Company recorded a liability of approximately $7.3 million to recognize the anticipated unfunded obligations under this Act. The Company paid $352,000 for the year ended December 31, 1998, $352,000 for the year ended December 31, 1997, $725,000 for the period August 1, 1996 through December 31, 1996, and $470,000 for the period January 1, 1996 through July 31, 1996.

      In 1997, the Company brought suit against the Combined Fund for continuing to charge the Company for premiums which, the Company contends, should be paid by the former employer of assigned and unassigned beneficiaries. The Combined Fund filed a counterclaim for the amount of the premiums that the Company has refused to pay as well as penalties and interest. As noted above, the Company has previously recorded all anticipated unfunded obligations under this Act, including the premiums, interest and penalties under dispute. Penalties and interest will accrue until final resolution.

Advance Minimum Royalties:

      The Company made royalty payments of approximately $12,254,000 during 1998, $13,233,000 during 1997, $5,307,000 for the period August 1, 1996 through
December 31, 1996, and $4,687,000 for the period January 1, 1996 through July 31, 1996. Required minimum royalty payments, over the next five years, on the leases are: $5,258,000 in 1999; $4,933,000 in 2000; $4,056,000 in 2001;
$3,066,000 in 2002; and $3,082,000 in 2003.

Operating Leases:

      The Company has office and mining equipment operating lease agreements. Total rent expense approximated $12,467,000 for the year ended December 31, 1998, $9,189,000 for the year ended December 31, 1997, $3,277,998 for the period August 1, 1996 through December 31, 1996, and $5,002,472 for the period January 1, 1996 through July 31, 1996. Minimum annual rentals for office and mining equipment leases for the next five years, including payments for leases for in Accrued Leasehold Temination (See note 13), are approximately $9,722,000 in 1999; $6,987,000 in 2000; $3,194,000 in 2001; $1,472,000 in 2002; and $259,000
in 2003.

Contingencies:

      The Company is a party to various lawsuits and claims incidental to its business. While it is not possible to predict accurately the outcome of these matters, management believes that none of these actions will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

11. Subsidiary Guarantees

      The Company is a holding company with no assets other than its investments in its subsidiaries. The Company's $125 million Senior Notes due October 2007 (the "Senior Notes") are guaranteed by certain subsidiaries of the Company (collectively, the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a wholly-owned subsidiary of the Company and has fully and unconditionally guaranteed the Senior Notes on a joint and several basis. The following tables summarize the financial position, results of operations and cash flows for the Company, the Guarantor Subsidiaries and the subsidiaries of the Company which did not guarantee the Senior Notes (collectively, "Non-Guarantor Subsidiaries"). The Company has not presented separate financial statements and other disclosure regarding the Guarantor Subsidiaries because management has determined that such information is not material to investors. As of December 31, 1998, there were no restrictions affecting the ability of the Guarantor Subsidiaries to make distributions to the Company or other Guarantor Subsidiaries except to the extent provided by law generally (e.g., adequate capital to pay dividends under corporate law).

                                                                           As of and for the year
                                                                          ended December 31, 1998
                                                       --------------------------------------------------------------
                                                                               (In thousands)
                                                                                                           Anker Coal
                                                       Anker Coal    Guarantor  Non-guarantor    Cons.        Group
                                                          Group        Subs.        Subs.       Adjust.        Cons.
                                                       ---------     ---------  -------------  --------    ----------
Balance Sheet
Total current assets                                    $  3,683     $  31,642          --     $  5,111     $  40,436
Investment in subsidiaries                                55,925            --          --      (55,925)           --
Properties, net                                               --       101,302     $ 7,290           --       108,592
Other assets                                                  --        52,692          --           --        52,692
                                                        --------     ---------     -------     --------     ---------
          Total assets                                  $ 59,608     $ 185,636     $ 7,290     $(50,814)    $ 201,720
                                                        ========     =========     =======     ========     =========

Total current liabilities                                  4,719        34,544         324        5,111        44,698
Long-term debt                                                --       139,934          --           --       139,934
Intercompany payable, net                                (54,985)       47,324       7,661           --            --
Other long-term liabilities                                6,745        25,136          --           --        31,881
Mandatorily redeemable preferred stock                    24,588            --          --           --        24,588
Common stock available for repurchase                      8,495            --          --           --         8,495
          Total stockholders' equity                      70,046       (61,302)       (695)     (55,925)      (47,876)
                                                        --------     ---------     -------     --------     ---------
          Total liabilities and stockholders' equity    $ 59,608     $ 185,636     $ 7,290     $(50,814)    $ 201,720
                                                        ========     =========     =======     ========     =========
Statement of Operations
Coal sales and related revenues                               --       291,426          --           --       291,426
Cost of operations and operating expenses                     --       393,637         775           --       394,412
                                                        --------     ---------     -------     --------     ---------
Operating income (loss)                                       --      (102,211)       (775)          --      (102,986)
Other (income) expense                                     2,302         8,675        (716)          --        10,261
                                                        --------     ---------     -------     --------     ---------
          Income (loss) before taxes and
               extraordinary item                         (2,302)     (110,886)        (59)          --      (113,247)
Income tax (benefit) expense                              (7,643)           --          --           --        (7,643)
                                                        --------     ---------     -------     --------     ---------
          Income (loss) before extraordinary item       $  5,341      (110,886)        (59)          --      (105,604)

Extraordinary item, net of tax of $1,497                      --           965          --           --           965
                                                        --------     ---------     -------     --------     ---------
          Net income (loss)                             $  5,341     $(111,851)    $   (59)    $     --     $(106,569)
                                                        ========     =========     =======     ========     =========
Statement of Cash Flows
Net cash (used in) provided by operating
     activities                                         $  5,255     $ (10,565)    $  (155)          --     $  (5,465)
                                                        ========     =========     =======     ========     =========
Net cash used in investing activities                         --     $  (8,134)         --           --     $  (8,134)
                                                        ========     =========     =======     ========     =========
Net cash provided by financing activities               $ (5,255)    $  18,714     $   155           --     $  13,614
                                                        ========     =========     =======     ========     =========

                                                                           As of and for the year
                                                                          ended December 31, 1997
                                                       ----------------------------------------------------------------
                                                                               (In thousands)
                                                                                                             Anker Coal
                                                       Anker Coal    Guarantor  Non-guarantor     Cons.         Group
                                                          Group         Subs.        Subs.       Adjust.        Cons.
                                                       ---------     ---------  -------------  ---------     ----------
Balance Sheet
Total current assets                                    $    399     $  56,194     $      9           --     $  56,602
Investment in subsidiaries                                55,925            --           --     $(55,925)           --
Properties, net                                               --       160,071        7,290           --       167,361
Other assets                                                  --        80,687           --           --        80,687
                                                        --------     ---------     --------     --------     ---------
          Total assets                                  $ 56,324     $ 296,952     $  7,299     $(55,925)    $ 304,650
                                                        ========     =========     ========     ========     =========

Total current liabilities                                     --        34,962          141           --        35,103
Long-term debt                                                --       132,800           --           --       132,800
Intercompany payable, net                                (62,167)       54,108        8,059           --            --
Other long-term liabilities                               14,473        23,893           --           --        38,366
Mandatorily redeemable preferred stock                    22,651            --           --           --        22,651
          Total stockholders' equity                      81,367        51,189         (901)     (55,925)       75,730
                                                        --------     ---------     --------     --------     ---------
          Total liabilities and stockholders' equity    $ 56,324     $ 296,952     $  7,299     $(55,925)    $ 304,650
                                                        ========     =========     ========     ========     =========
Statement of Operations
Coal sales and related revenues                               --       313,781        9,198           --       322,979
Cost of operations and operating expenses                     --       310,869       19,717           --       330,586
                                                        --------     ---------     --------     --------     ---------
Operating income (loss)                                       --         2,912      (10,519)          --        (7,607)
Other (income) expense                                        --        (7,403)         362           --        (7,041)
                                                        --------     ---------     --------     --------     ---------
          Income (loss) before taxes and
               extraordinary item                             --        10,315      (10,881)          --          (566)
Income tax (benefit) expense                              (1,242)           --           --           --        (1,242)
                                                        --------     ---------     --------     --------     ---------
          Income (loss) before extraordinary item          1,242        10,315      (10,881)          --           676
Extraordinary item, net of tax of $1,497                      --         3,849           --           --         3,849
                                                        --------     ---------     --------     --------     ---------
          Net income (loss)                             $  1,242     $   6,466     $(10,881)          --     $  (3,173)
                                                        ========     =========     ========     ========     =========
Statement of Cash Flows
Net cash (used in) provided by operating
     activities                                         $ 10,000     $ (16,992)    $  1,945           --     $  (5,047)
                                                        ========     =========     ========     ========     =========

Net cash used in investing activities                   $(10,000)    $ (31,384)    $(15,641)    $ 10,000     $ (47,025)
                                                        ========     =========     ========     ========     =========

Net cash provided by financing activities                     --     $  38,400     $ 13,116           --     $  51,516
                                                        ========     =========     ========     ========     =========

                                                                    For the period
                                                       August 1, 1996 through December 31, 1996
                                             ---------------------------------------------------------------
                                                                     (In thousands)
                                                                                                  Anker Coal
                                             Anker Coal    Guarantor   Non-guarantor     Cons.        Group
                                               Group        Subs.         Subs.        Adjust.       Cons.
                                             ----------    ---------   -------------   ---------   ----------
Statement of Operations
Coal sales and related revenues                      --    $ 118,997     $   4,249            --    $ 123,246
Cost of operations and operating expenses            --      115,886         4,504            --      120,390
                                             ----------    ---------     ---------     ---------    ---------
Operating income                                     --        3,111          (255)           --        2,856
Other (income) expense                               --        1,870          (153)           --        1,717
                                             ----------    ---------     ---------     ---------    ---------
          Income (loss) before taxes                 --        1,241          (102)           --        1,139
Income tax expense (benefit )                $      485           --            --            --          485
                                             ----------    ---------     ---------     ---------    ---------
          Net (loss) income                  $     (485)   $   1,241     $    (102)           --    $     654
                                             ==========    =========     =========     =========    =========
Statement of Cash Flows
Net cash (used in) provided by operating
     activities                                      --    $  (5,709)    $   5,145            --    $    (564)
                                             ==========    =========     =========     =========    =========

Net cash used in investing activities                --    $ (80,379)    $  (4,589)           --    $ (84,968)
                                             ==========    =========     =========     =========    =========

Net cash provided by financing activities            --    $  86,088            --            --    $  86,088
                                             ==========    =========     =========     =========    =========

12. Related Parties

      In July 1997, mineral reserve estimates were audited by John T. Boyd Company. On December 1, 1997, James W. Boyd, President of John T. Boyd Company, and executor of John Faltis' estate, was elected to the Company's Board of Directors.

      In February 1998, the Company sold its investment in Oak Mountain, LLC to an affiliate for $1. See Note 13 for further information.

13. Loss On Impairment And Restructuring Charges

The major components of loss on impairment and restructuring charges were as follows:

                                                          1998       1997
                                                        -------     ------
                                                          (In thousands)
      Impairment of properties and investment           $44,416     $8,267
      Exit costs                                         25,411         --
      Assets to be disposed                              15,983         --
      Equipment leasehold termination costs               3,957         --
      Other                                                 950         --
                                                        -------     ------
                                                        $90,717     $8,267
                                                        =======     ======

Impairment of Properties and Investment

The impairments on properties and investments became necessary when the Company reevaluated its business plans as a result of operational and management changes. This reevaluation has resulted in excess carrying values as compared to the expected discounted cash flows. The properties affected and the related asset categories are as follows:

                                                              Advanced
                                             Property, Plant   Minimum
               Description                    and Equipment   Royalties     Goodwill       Total
                                              -------------   ---------     --------       -----
                                                                  (In thousands)
Raleigh County, WV                                     --           --      $ 5,705      $ 5,705
Upshur County, WV                                 $ 6,036           --           --        6,036
Grant County, WV and Garrett County, MD            11,113      $ 7,009           --       18,122
Monongalia County, WV and Preston County, WV        2,652        2,895        9,006       14,553
                                                  -------      -------      -------      -------
                                                  $19,801      $ 9,904      $14,711      $44,416
                                                  =======      =======      =======      =======

Exit Costs

      Also, in conjunction with the reevaluation, the Company, based on current market conditions and expected mining costs, decided to exit its investment in Webster and Braxton Counties, West Virginia. The exit charges consist of the following:

              Asset Category                                        Amount
              --------------                                        ------
                                                                (In thousands)
      Property, plant and equipment                                $13,569
      Reclamation accrual                                            5,100
      Advanced minimum royalties                                     1,651
      Goodwill                                                       4,896
      Other                                                            195
                                                                   -------
                                                                   $25,411
                                                                   =======

Assets to be Disposed

      As part of the Company's liquidity planning, certain assets have been identified to be held for sale. These assets have been reclassified to a separate asset account and were adjusted to their fair market value. The fair market values were established by management based on current offers, third party appraisals and other information management believes relevant to establish these values. The asset held for sale charges consist of the following:

                                   Property, Plant  Advanced
                                         and        Minimum
          Description                 Equipment     Royalties       Total
      -------------------          ---------------  ---------      -------
                                                 (In thousands)
      Raleigh County, WV                $1,353       $ 2,419       $ 3,772
      Preston County , WV                7,721         4,026        11,747
      Other Property                       464            --           464
                                        ------       -------       -------
                                        $9,538       $ 6,445       $15,983
                                        ======       =======       =======

Equipment Leasehold Termination Costs

      In conjunction with the mining changes described, the Company will also incur losses on equipment currently covered by operating leases. These losses were estimated by comparing lease termination costs with the expected fair market value of the underlying equipment. These differences totaling $3,957 have been recorded as equipment leasehold termination costs.

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

      In February 1998, the Company sold its investment in Oak Mountain to an affiliate for $1. The Company tried unsuccessfully to sell its investment to other unrelated parties during December 1997 and January and February 1998. The Company has recorded an impairment loss of $8,267,000 to adjust the Company's investment to its fair market value less cost to sell as of December 31, 1997.

14. Going Concern

      Beginning in late 1997 and early 1998, the Company's financial position began to deteriorate due primarily to poor operating performance and excessive capital expenditures. In response to its financial problems, the Company developed a plan to improve operations. This plan consisted of reducing general and administrative expenses and making significant changes in the management of the Company's operations, with an emphasis on adding experienced underground mine managers. Once in place, the new management initiated efforts to improve safety, tighten capital expenditure requirements, improve operational tracking, revamp budgeting and forecasting processes, and initiate training programs to improve communications and productivity.

      While these efforts improved the Company's operations, the results were not as significant as needed and were not realized in the timeframes projected. In light of that and its continued financial difficulties, the Company revised the plan to insure that it would have adequate long-term liquidity. The revised plan consists of four components: (1) obtain more flexible senior financing; (2) improve cash flow from operations; (3) raise cash by selling certain assets; and
(4) reduce the Company's debt.

      The first component was achieved in November 1998 with the closing of the Credit Facility. The new Credit Facility helps provide the needed flexibility by enabling the Company to borrow against its asset base.

      The second component of the Company's plan is to utilize contract mining services for its underground operations. By utilizing contractors, the Company expects to reduce both operating and general and administrative expenses, reduce month-to-month cost fluctuations, and minimize future capital expenditures thus improving cash flow from operations. The Company believes it will complete this analysis and engage contractors for certain of its underground operations during the second quarter of 1999.

      The third component of the Company's plan is to sell certain non-operating assets and select non-strategic operating properties. The non-operating assets which the Company is seeking to sell are those that require substantial development costs and/or have significant holding costs. The operating properties which the Company plans to sell either complement the non-operating assets being held for sale or are not integral to the Company's long-term operating strategy. The Company believes that its efforts to date to market these properties have been hampered by the Company's deteriorated financial position. The Company believes it will be successful in selling all or a part of these assets during the next twelve to eighteen months. The Company will also evaluate reasonable offers on other assets as opportunities develop.

      The final component of the plan involves reducing the Company's overall debt level. This will be achieved in part through the success of the other components of the plan. Based upon the expected results in the next two years, the Company is also exploring the possibility of restructuring its Senior Notes in order to reduce its long-term debt. The significant annual interest charges from the Senior Notes severely limit the Company's operating flexibility and substantially reduce the Company's ability to grow or replenish its production base. The Company believes that a restructuring of its Senior Notes would improve liquidity. However, there can be no assurance that the Company will be able to restructure its Senior Notes on terms acceptable to it, if at all.

      The Company and its Board of Directors are committed to this plan and believe the results will provide the foundation for an improved financial position.

15. Supplemental Cash Flow Information:

                                                      The Company    The Company    The Company    Predecessor
                                                      -----------    -----------    -----------    -----------
                                                                                      Period          Period
                                                         Year           Year         August 1       January 1
                                                         Ended          Ended         through        through
                                                      December 31,   December 31,   December 31,    July 31,
                                                         1998           1997           1996           1996
                                                        -------        -------        -------        ------
                                                                           (In thousands)
Cash paid for interest                                  $13,617        $ 7,641        $ 2,747        $2,983
Cash paid for taxes                                          --             17            202             8

Details of acquisitions:
     Fair value of assets                                    --         14,354          8,476            --
     Liabilities                                             --          4,354          4,214            --
                                                        -------        -------        -------        ------
     Cash paid                                               --         10,000          4,262            --
     Less cash acquired                                      --            117             --            --
                                                        -------        -------        -------        ------
                                                             --        $ 9,883        $ 4,262            --
                                                        =======        =======        =======        ======
Non cash activities:
     Stock exchange in purchase of Anker Group, Inc.         --             --        $50,900            --
     Redeemable preferred stock dividends and
          accretion                                     $ 1,937        $ 1,876        $   775        $  116
     Assets written off to goodwill                          --        $ 4,789             --            --

16. Quarterly Consolidated Financial Information (Unaudited)

      The following is a summary of the unaudited quarterly results of operations for 1998 and 1997:

                 1998                       1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
               --------                     -----------    -----------    -----------    -----------
Coal sales and related revenue                $ 71,574      $  76,320       $  78,217     $  65,315
Loss before extraordinary items                 (4,206)        (5,689)         (8,144)      (87,565)
Net loss                                        (4,206)        (5,689)         (8,144)      (88,530)
Net loss available to common stockholders       (4,691)        (6,173)         (8,628)      (89,014)

                 1997
               --------                     -----------    -----------    -----------    -----------
Coal sales and related revenue                $ 69,980       $ 79,927       $  90,911     $  82,161
Income (loss) before extraordinary items           783         (1,260)           (948)        2,101
Net income (loss)                                  783         (1,260)         (4,797)        2,101
Net income (loss) available to common
         stockholders                              314         (1,729)         (5,269)        1,635

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial
Disclosure: None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      Set forth below are the names, ages (as of March 15, 1999) and positions of the directors and executive officers of the Company and Anker Energy Corporation, an indirect wholly-owned subsidiary of the Company ("Anker Energy"). The term of each of the directors expires annually upon the election and qualification of his successor at the annual meeting of stockholders of the Company.

Name                    Age   Position
----                    ---   --------
P. Bruce Sparks         43    President, Chief Executive Officer and Director
John A. H. Shober       65    Director, Chairman of the Board
Bruce Rothstein         46    Director
Jonathan S. Linker      50    Director
Thomas R. Denison       38    Director
Willem H. Hartog        36    Director
James W. Boyd           52    Director
Michael M. Matesic      33    Treasurer
Ben H. Daud             59    Chief Operating Officer, Anker Energy Corporation
Richard B. Bolen        50    Senior Vice President - Sales, Anker Energy
                                Corporation
Kim A. Burke            46    Senior Vice President of Planning & Engineering,
                                Anker Energy Corporation
Gerald Peacock          45    Vice President, Anker Energy Corporation
B. Judd Hartman         35    Secretary
James A. Walls          36    Assistant Secretary

      Management Biographies

      P. Bruce Sparks. Mr. Sparks has been President of the Company since October 28, 1997, and has been a stockholder of the Company since 1996. From 1988 to October 1997, he was Executive Vice President of the Company and the Predecessor. Mr. Sparks was the Vice President of Administration and Chief Financial Officer of the Predecessor from 1985 until 1988. A 1976 business graduate from Concord College, he spent seven years in various management positions with CoalARBED, Inc. (a coal company), the last of which was as Vice President and Chief Financial Officer before joining Anker. Mr. Sparks has been with Anker for 14 years.

      John A. H. Shober. Mr. Shober was elected Chairman of the Board on October 28, 1997 and has served as a Director of the Company since 1996. Mr. Shober is a private investor and corporate director. Mr. Shober serves as a director of Penn Virginia Corporation (a natural resources company), Airgas, Inc. (a distributor of industrial gas and industrial gas supplies), Hercules, Inc. (a manufacturer of performance chemicals), C&D Technologies, Inc. (a manufacturer of stored power systems), Ensign-Bickford Industries, Inc. (a manufacturer of detonation devices) and MIBRAG mbH (a German coal mining company). He serves as a member of the Advisory Board of First Reserve Corporation ("First Reserve"), which oversees the investment activities and decisions of First Reserve acting in its capacity as manager for the Funds' investment portfolios.

      Bruce Rothstein. Mr. Rothstein has served as a Director of the Company since 1996. Mr. Rothstein has been a Managing Director of First Reserve since 1996 and served as a Vice-President of First Reserve from 1991 to 1996. Mr. Rothstein serves as a director of National-Oilwell, Inc., Cardinal Holdings and Entech Industries, Inc.

      Jonathan S. Linker. Mr. Linker became a Director of the Company in February 1998. Mr. Linker has been a Managing Director of First Reserve since 1996 and has worked for First Reserve in various capacities since 1988. Mr. Linker serves as a director of Range Resources, Inc.

      Thomas R. Denison. Mr. Denison became a Director of the Company in August 1998. Mr. Denison is a Managing Director and General Counsel of First Reserve. He joined the firm in January 1998 and opened its Denver office. Prior to joining First Reserve, he was a partner in the international law firm of Gibson, Dunn & Crutcher LLP, a firm which he joined in 1986 as an associate. Mr. Denison received his Bachelor of Science degree in Business Administration from the University of Denver and his Juris Doctorate from the University of Virginia. Mr. Denison also serves as a Director of TransMontaigne, Inc. and Patina Oil & Gas Corporation.

      Willem H. Hartog. Mr. Hartog was elected as a Director of the Company on December 31, 1998. Mr. Hartog has been Senior Vice President Finance and Administration of Anker Holding and certain of its subsidiaries since 1998 and has worked for Anker Holding in various capacities since 1994. Prior to joining Anker Holding, Mr. Hartog was employed by KPMG as a member of its audit staff.

      James W. Boyd. Mr. Boyd has served as a Director of the Company since December 1, 1997. Mr. Boyd was appointed by Mr. Faltis' estate to fill the vacancy created by Mr. Faltis' death. Mr. Boyd has been President of John T. Boyd Company since 1984.

      Michael M. Matesic. Mr. Matesic is a Certified Public Accountant and has been Treasurer of the Company since October 28, 1997 and Secretary/Treasurer of certain of its subsidiaries since 1996. From 1990 to October 1997, he was Controller of Anker Energy. A 1987 graduate of Duquesne University with a B.S. in Business Administration, he spent two years on the audit staff of Ernst & Young LLP (certified public accountants). Mr. Matesic's responsibilities include accounting, tax, financial administration, human resources and risk management. Mr. Matesic is a member of the American Institute of Certified Public Accountants, Pennsylvania Institute of Certified Public Accountants, and the West Virginia Society of Certified Public Accountants. Mr. Matesic has been with Anker for 10 years.

      Ben H. Daud. Mr. Daud has been the Chief Operating Officer of Anker Energy since May, 1998. Before that, from November 1, 1997 to April, 1998, he served as Anker Energy's Senior Vice President for Business Development. Prior to joining Anker Energy, Mr. Daud worked for Arch Mineral Corporation as President of Arch's operating subsidiary called Catenary Coal Holdings, Inc. Mr. Daud holds a
B. Tech (honors) in Mining Engineering from Indian Institute of Technology, and Master's degree from University of California, Berkeley, and University of Utah.

      Richard B. Bolen. Mr. Bolen has been Senior Vice President - Sales of Anker Energy since June 8, 1998. Mr. Bolen joined an affiliate of Anker Energy in 1979 and served as its President from 1980 through 1994. In 1994, he became President of another affiliate, and, in 1995, he assumed the additional duties of Vice President Operations, Southern Region, for Anker Energy. From October 1996 - June 1998, Mr. Bolen was Senior Vice President of Operations of Anker Energy. Mr. Bolen is a 1970 graduate of Virginia Polytechnical Institute with a degree in Mining Engineering. Prior to joining Anker Energy, he served in various management capacities with Consolidation Coal Company, Virginia Electric and Power Company, Jewell Smokeless Coal Corporation and Jno. McCall Coal Company.

      Kim A. Burke. Mr. Burke is a registered professional engineer and has been Senior Vice President of Planning and Engineering of Anker Energy since October, 1996. Since joining Anker Energy in 1992, he has also held positions of Vice President of Operations and Vice President of Engineering. Prior to joining Anker Energy, he was Manager of Mine Planning and Development for U. S. Silica Company and held numerous management positions with BP Coal (USA) and its subsidiary Old Ben Coal Company. Mr. Burke graduated from the University of Missouri - Rolla in 1975 with a B. S. in Mining Engineering and from Southern Illinois University at Edwardsville in 1990 with a Master of Business Administration. Mr. Burke's responsibilities include engineering, regulatory affairs, environmental permitting/compliance, geologic services and new mine development. Mr. Burke is a member of Society of Mining Engineers, West Virginia Coal Mining Institute, West Virginia Mining and Reclamation Association Technical Committee, West Virginia Coal Association Board of Directors and the Acid Drainage Technology Initiative Operations Committee. Mr. Burke has been with Anker for 6 years.

      Gerald Peacock. Mr. Peacock joined Anker Energy in June, 1998, as Vice President of Operations. He graduated from Southern Illinois University with a B.S. in Mechanical Engineering in 1976. Prior to June, 1998, he was employed by Arch Mineral Corporation for 20 years, serving in several senior positions, including President and Vice President of Cutenary Coal Holdings, Inc., one of Arch's operating subsidiaries.

      B. Judd Hartman. Mr. Hartman was elected as the Secretary of the Company effective November 1, 1997. Prior to joining the Company, Mr. Hartman was a partner with the law firm of Spilman, Thomas & Battle in Charleston, West Virginia, a firm which he joined in 1989 as an associate. Mr. Hartman graduated from Washington and Lee University in 1985 with a Bachelor of Arts degree in Economics and received his Juris Doctorate degree in 1989 from Wake Forest University School of Law. Mr. Hartman has been with Anker for one and one-half years.

      James A. Walls. Mr. Walls has been Assistant Secretary of Anker since 1993. He graduated from West Virginia University with a B.S./B.A. and J.D. Degree in 1989. Prior to March of 1993, he was employed by Spilman, Thomas & Battle in Charleston, West Virginia. Mr. Walls has been with Anker for 5 years.

Item 11. Executive Compensation

      The following table presents certain summary information concerning compensation paid or accrued by the Company for services rendered in all capacities for the last three completed fiscal years for the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company (or Anker Energy), determined as of December 31, 1998 (collectively, the "Named Executive Officers").

                           Summary Compensation Table

                                                                                         Long-Term
                                                                                     Compensation and
                                        Annual Compensation                               Awards
                            -------------------------------------------------------  ----------------
                                                                                        Securities
                                                                                        Underlying
                                                              Other      Restricted       Options/
Name and                    Fiscal                            Annual        Stock           SARs         LTIP        All Other
Principal Position           Year     Salary       Bonus   Compensation    Awards            (#)       Payments    Compensation
------------------           ----     ------       -----   ------------    ------            ---       --------   -------------
P. Bruce Sparks              1998    $267,404    $ 15,000    $ 2,391           --            --           --              --
President and Chief          1997    $252,885    $ 90,953    $ 3,625           --            --           --              --
Executive Officer            1996    $210,005    $157,757    $ 1,600           --            --           --      $2,885,000(1)

Ben H. Daud(2)               1998    $181,731    $     --    $   224           --(3)         --           --              --
Chief Operating Officer      1997    $ 23,557    $ 20,750    $   450           --            --           --              --
(Anker Energy)               1996          --          --         --           --            --           --              --

Richard B. Bolen(3)          1998    $172,115    $    --     $  761            --(3)         --           --              --
Senior Vice President        1997    $175,000    $ 18,052    $ 5,126           --            --           --              --
(Anker Energy)               1996    $152,000    $ 20,000    $ 3,036           --            --           --              --

Kim A. Burke                 1998    $170,192    $     --    $ 5,723           --            --           --              --
Senior Vice President        1997    $175,000    $ 15,166    $ 4,143           --            --           --              --
(Anker Energy)               1996    $136,615    $ 35,000    $ 4,841           --            --           --              --

Gerald Peacock(4)            1998    $ 93,654    $ 15,000    $    --           --(3)         --           --              --
Vice President               1997          --          --         --           --            --           --              --
(Anker Energy)               1996          --          --         --           --            --           --              --

Terrence J. Jackson (5)      1998    $ 82,788          --    $ 4,204           --            --           --              --
Senior Vice President        1997    $175,000    $ 30,478    $40,657           --            --           --              --
(Anker Energy)               1996    $ 61,250    $ 22,500    $   268           --            --           --              --

(1) In 1996, Mr. Sparks received a one-time bonus. Such amount consists of $1,385,000 cash and $1,500,000 recognized compensation for stock received pursuant to the Recapitalization.

(2) Mr. Daud was hired by Anker Energy Corporation on November 1, 1997. The listed amounts for 1997 represent only compensation received from November 1, 1997 through December 31, 1997. The Company estimates that his annual compensation for 1997 would have been: salary, $175,000; bonus, $22,500; other annual compensation, $4,841.

(3) On October 1, 1998, Mr. Daud, Mr. Bolen and Mr. Peacock received restricted stock awards of the Company's common stock under the Company's 1997 Omnibus Stock Incentive Plan. These awards were valued at the par value of the common stock, which is $0.01 per share.

(4) Mr. Peacock was hired by Anker Energy Corporation on May 11, 1998. The listed amounts for 1998 represent only compensation received from May 11, 1998 through December 31, 1998. The Company estimates that his annual compensation for 1998 would have been: salary, $150,000; bonus, $15,000; other annual compensation, $0.

(5) Mr. Jackson's employment with Anker Energy ended on June 6, 1998. The listed amounts for 1998 represent only compensation received from January 1, 1998 through June 7, 1998. The Company estimates that his annual compensation for 1998 would have been: salary, $175,000; bonus, $0; other annual compensation, $268. Mr. Jackson with hired by Anker Energy on June 11, 1996. The listed amounts for 1996 represent only compensation received from June 11, 1996 through December 31, 1996. The Company estimates that his annual compensation for 1996 would have been: salary, $175,000; bonus, $22,500; other annual compensation, $4,481.

Board Compensation

      All directors are reimbursed for their usual and customary expenses incurred in attending all Board and committee meetings. Each director receives an aggregate annual fee of $12,000 for serving on the Company's Board of Directors. In addition to the annual fee of $12,000, Mr. Schober received an additional $57,000 for serving as Chairman of the Board.

Employment Agreement

      Mr. Sparks has an employment agreement with each of the Company, Anker Group, Anker Energy and Simba. The agreement with Anker Energy is dated as of August 1, 1996 and expires on July 31, 2002 (the "Sparks Anker Energy Agreement"). The Sparks Anker Energy Agreement provides for Mr. Sparks' employment as an executive officer of Anker Energy at an annual salary of $250,000 for the period August 1, 1996 through July 31, 1997, $257,500 for the period August 1, 1997 through July 31, 1998, $265,200 for the period August 1, 1998 through July 31, 1999, $273,200 for the period August 1, 1999 through July 31, 2000, $281,200 for the period August 1, 2000 through July 31, 2001, and $289,600 for the period August 1, 2001 through July 31, 2002, a quarterly bonus of $3,750 for each calendar quarter during its duration, and a yearly bonus based on the financial performance of the Company. Mr. Sparks' yearly bonus for the period August 1, 1996 through July 31, 1997 was $75,400. Mr. Sparks' employment may be terminated by him upon 30 days' notice. In the event Anker Energy were to terminate Mr. Sparks other than for cause at any time prior to August 1, 2000, Mr. Sparks would be entitled to receive the annual salary, bonuses, and benefits which he would have received under the Sparks Anker Energy Agreement through July 31, 2002, had Anker Energy not terminated his employment. In the event Anker Energy were to terminate Mr. Sparks other than for cause at any time on or after August 1, 2000, Mr. Sparks would have the option to receive either (i) 250% of his then current annual salary or (ii) the compensation, bonuses and other benefits he would have been entitled to receive pursuant to the Sparks Anker Energy Agreement, had Anker Energy not terminated him, for a period of two years. In addition, Mr. Sparks is entitled to participate in any of Anker Energy's pension plans for which he is eligible. The Sparks Anker Energy Agreement also provides that Mr. Sparks will not compete with Anker Energy during the employment term and for a period of one year following its termination. Mr. Sparks also has employment agreements, each without compensation, with the Company, Anker Group and Simba providing for his seat on the Board of Directors of such companies and his employment as an executive officer thereof.

      No other employee of the Company has an employment contract.

1997 Omnibus Stock Incentive Plan

      The Company adopted the 1997 Omnibus Stock Incentive Plan (the "Plan"). The Plan provides for the issuance of restricted stock awards ("Awards") or stock options ("Options") to certain officers and key employees ("Participants") of the Company or its Affiliates (as defined therein) of up to a maximum of 300 shares of authorized but unissued or reacquired shares of Common Stock of the Company. The Plan is intended to motivate, reward and retain Participants for contributing to its long-term success by providing an opportunity for meaningful capital accumulation linked to the future success of the Company and appreciation in shareholder value.

      The President of the Company is responsible for administering the Plan. Subject to the approval of the Company's Board of Directors, the President has authority to designate the Participants in the Plan and the number of shares of Common Stock subject to each Award or Option. Awards and Options are granted based upon the fair market value of the Common Stock as of the date of the Award or Option, as the case may be. Under the Plan, fair market value is determined by the Board of Directors.

      So long as the Company's Common Stock is not publicly traded, the Plan provides (i) that the Company has the right to purchase ("call right") at fair market value any vested Option and any shares owned by a Participant as a result of the exercise of an Option or the grant of an Award and (ii) that the Company has a right of first refusal with respect to such shares.

      The Board of Directors has the authority to make such amendments to the Plan (including the acceleration of vesting of Options and Awards), except that no modification shall become effective without prior approval of the Participants if such approval is necessary to comply with any tax or regulatory requirement or rule of any exchange or system upon which the stock may be listed. No amendment shall, without a Participant's consent, adversely affect any rights of such Participant under any Award or Grant outstanding at the time such amendment is made.

      Restricted Stock Awards

      Upon the grant of an Award, the Participant would be required to sign a Restricted Stock Award Agreement. Under this Agreement and the Plan, the shares of Common Stock subject to the Award will be nontransferable (other than by will or the laws of descent and distribution ) and subject to forfeiture until the shares are vested. Unless the vesting period is accelerated by the Board of Directors, the shares subject to an Award will become fully vested on the sixth anniversary of the Award if the Participant has been in the continuous employ of the Company during such 6-year period. Vesting will be accelerated upon the Participant's termination of employment on account of death, disability or retirement, the Participant's involuntary termination of employment during the 90-day period following a merger of the Company with another entity, the Participant's voluntary termination of employment at any time after one year following a merger of the Company with another entity, or a change of control. Under the Plan, a change of control occurs if any person or group who is not a beneficial owner of voting securities of the Company as of the date of the adoption of the Plan becomes the beneficial owner, directly or indirectly, in the aggregate of securities of the Company representing 75% or more of the total combined voting power of all classes of the Company's then outstanding securities. Once vested, the shares of Common Stock are no longer subject to forfeiture and may be transferred. However, the shares will continue to be subject to the Company's call rights and right of first refusal.

      Stock Options

      Upon the grant of an Option, the Participant would be required to sign a Stock Option Grant Agreement. Under the Plan and the Stock Option Grant Agreement, an Participant's Options would become fully vested on the third anniversary date of the grant of the Option if the Participant has been in the continuous employ of the Company or an Affiliate during the 3-year period. Vesting for an Option will be accelerated on the same basis on which vesting is accelerated for Awards, as discussed above. Once vested, a Participant may exercise an Option as provided in the Plan. Options granted under the Plan will expire on the tenth anniversary of the Option. After Common Stock is purchased pursuant to an Option, the shares will continue to be subject to the Company's call rights and right of first refusal.

      Outstanding Awards and Options

      As of March 15, 1999, the Company has issued Awards to seventeen Participants for a total of 199 shares of Common Stock of the Company. The Company has not granted any Options under the Plan.

Management Incentive Bonuses

      Certain members of management of the Company and its subsidiaries, including the Named Executive Officers, are eligible to receive cash bonuses in addition to their annual salary compensation. Such awards are based on the performance of such individuals as determined by their direct supervisors and other senior management and the financial performance of the Company and its subsidiaries.

Compensation Committee Interlocks and Insider Participation

      At a meeting of the Company's Board of Directors on May 22, 1997, a Compensation Committee was established and Mr. Shober and Mr. Macaulay (a former director of the Company) were appointed as the members of the Committee. Mr. Shober was appointed the chairman of the committee. Mr. Macaulay is President and Chief Executive Officer of First Reserve, which currently owns approximately 59% of the Company's outstanding common stock. The Compensation Committee did not hold any meetings in 1998. Other than Mr. Sparks, no current or former executive officer or employee of the Company or any of its subsidiaries participated in deliberations of the Board of Directors concerning executive officer compensation. Mr. Sparks' compensation is established by his employment agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of March 15, 1999, certain information concerning the ownership of shares of Common Stock of the Company by: (i) persons who own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each person who is a director or a nominee of the Company; (iii) each person who is a Named Executive Officer; and (iv) all directors and executive officers of the Company as a group. As of March 15, 1999, there were 9,186 of Common Stock outstanding.

                                                      Amount and
                                                       Nature of      Percent
                                                      Beneficial     of Shares
Name and Address of Beneficial Owner                   Ownership    Outstanding
------------------------------------                   ---------    -----------
First Reserve Corporation
475 Steamboat Road, Greenwich, Connecticut 06830 (1)     5,407          58.86

Bruce Rothstein                                             --             --

Jonathan S. Linker                                          --             --

Thomas Denison                                              --             --

John Shober                                                 --             --

JJF Group Limited Liability Company(2)                   2,026          22.06

Estate of John J. Faltis (3)                             2,026          22.06

James W. Boyd                                               --             --

Anker Holding B.V                                        1,040          11.32

Willem H. Hartog                                            --             --

PPK Group Limited Liability Company(4)                     514           5.60

Bruce Sparks(5)                                            514           5.60

Kim A. Burke                                                --             --

Richard B. Bolen                                            25           0.27

Ben H. Daud                                                 25           0.27

Gerald Peacock                                              20           0.22

All executive officers and directors as                  9,057          98.60
  a group ((11) persons)(6)

(1) Shares of Common Stock shown as owned by First Reserve are owned of record by American Oil & Gas Investors, Limited Partnership ("American Oil & Gas"), AmGO II, Limited Partnership ("AmGO II"), First Reserve Fund V, Limited Partnership ("First Reserve Fund V"), First Reserve Fund V-2, Limited Partnership ("First Reserve Fund V-2"), First Reserve Fund VI, Limited Partnership ("First Reserve Fund VI") and First Reserve Fund VII, Limited Partnership ("First Reserve Fund VII", and together with American Oil & Gas, AmGO II, First Reserve Fund V, First Reserve Fund V-2, First Reserve Fund VI, and First Reserve Fund VII, the "Funds"). First Reserve is the sole general partner of, and possesses sole voting and investment power for, each of the Funds.

(2) JJF Group is a limited liability company controlled by the estate of Mr. Faltis. The estate of Mr. Faltis has the sole authority to exercise all rights and remedies of JJF Group and all voting rights of the shares owned by JJF Group.

(3) The estate of Mr. Faltis may be deemed to share beneficial ownership of the shares shown as being owned by JJF Group as a result of its ownership of membership interests therein.

(4) PPK Group Limited Liability Company ("PPK Group") is a limited liability company controlled by Mr. Sparks. Mr. Sparks has the sole authority to exercise all rights and remedies of PPK Group and all voting rights of the shares owned by PPK Group.

(5) Mr. Sparks may be deemed to share beneficial ownership of the shares shown as being owned by PPK Group as a result of his ownership of common stock therein.

(6)   Includes 5,407 shares beneficially owned by First Reserve.

Item 13. Certain Relationships and Related Transactions

Stockholders' Agreement

      In connection with the Recapitalization, the Company, Mr. Faltis, JJF Group, Mr. Sparks, PPK Group, Anker Holding, First Reserve and the Funds entered into the Stockholders' Agreement. Pursuant to the Stockholders' Agreement, the parties agreed, among other things, as follows:

      Nomination of Directors. The Funds shall nominate (i) four of the seven members of the Board of Directors for so long as they hold in the aggregate more than 50% of the issued and outstanding Common Stock of the Company, (ii) three of the seven members of the Board of Directors, for so long as they hold in the aggregate more than 10% of the issued and outstanding Common Stock of the Company or (iii) one of the seven members of the Board of Directors for so long as they hold in the aggregate more than 2% of the issued and outstanding Common Stock of the Company. The Stockholders' Agreement also provides that each of JJF Group, PPK Group and Anker Holding shall nominate one director for so long as such stockholder holds at least 2% of the issued and outstanding Common Stock of the Company.

      Fundamental Issues. So long as the Funds in the aggregate own 10% or more of the issued and outstanding Common Stock, or so long as JJF Group and PPK Group in the aggregate own 10% or more of the issued and outstanding Common Stock, the Company shall not take, and the Company and the Stockholders (as defined below) shall not permit to be taken any actions constituting a "Fundamental Issue" without the favorable vote or written consent of at least five-sevenths of the whole number of the Directors of the Company. Fundamental Issues include, but are not limited to, the sale, lease or exchange of 50% or more of the assets of the Company, any merger or consolidation of the Company, any amendment to the Certificate of Incorporation of the Company and the authorization, issuance or sale of shares of capital stock, any other type of equity or debt securities or options, warrants or other rights to acquire equity or debt securities of the Company.

      Anti-Dilution. The Company shall not issue any additional shares of Common Stock unless all Stockholders are offered on identical terms and conditions such percentage of each type or class of such shares being offered in the aggregate, subject to certain provisions of the Stockholders' Agreement.

      Restrictions on Dispositions of Stock. JJF Group, PPK Group, Anker Holding and the Funds (each, a "Stockholder" and collectively, the "Stockholders") shall not transfer any shares of Common Stock except pursuant to the Stockholders' Agreement. Restrictions on dispositions of stock include, but are not limited to, the following provisions:

      Lock-Up Period. Prior to August 12, 2001, except as set forth in the Stockholders' Agreement, no Stockholder shall transfer any shares without the prior written approval of all of the other Stockholders (other than JJF Group).

      Right of First Refusal. Beginning on August 12, 2001, if a Stockholder receives a bona fide offer (a "Purchase Offer") to purchase any or all of its shares of Common Stock, the Company and the remaining Stockholders shall have the opportunity to purchase such shares at the same price per share and on the same terms and conditions as the Stockholder's Purchase Offer.

      Tag-Along Rights. Each Stockholder has the right to participate in the sale of Common Stock by another Stockholder (the "Initiating Stockholder") to any third party at the same price per share and on the same terms and conditions as the Initiating Stockholder.

      Registration Rights. Upon the written request of JJF Group, PPK Group, Anker Holding or the Funds, the Company shall, as expeditiously as possible, use its best efforts to effect the registration, pursuant to the Securities Act, of the shares of Common Stock outstanding as of August 12, 1996 or acquired thereafter by any of JJF Group, PPK Group, Anker Holding or the Funds.

Transaction with Related Parties

      Anker Holding, through its affiliates, purchases coal from the Company for its trading operations at prices which the Company believes are no less favorable to the Company than those that would have been obtained in a comparable transaction with an unrelated person. In 1998, these purchases totaled approximately $150,000.

      In February, 1998, a subsidiary of the Company sold its ownership interest in Anker-Alabama, L.L.C. (which indirectly owned an interest in Oak Mountain) to an affiliate of Anker Holding for one dollar. The Company recorded an impairment loss of $8,267,000 to adjust the Company's investment to its fair market value less cost to sell as of December 31, 1997.

      In August, 1998, the Company entered into the Put Agreement with JJF Group. See Item 1 Business for a description of the Put Agreement

Reserve Estimates

      All mineral reserve estimates are based upon a report dated June 1, 1997, prepared by John T. Boyd Company. On December 1, 1997, James W. Boyd, President of John T. Boyd Company and executor of the estate of John J. Faltis, was elected to the Company's Board of Directors as the representative of JJF Group.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report

      (1) Financial Statements

      The following Consolidated Financial Statements of Anker Coal Group, Inc. and subsidiaries are included in Part II, Item 8:

            Report of Independent Accountants

            Consolidated Balance Sheet at December 31, 1998 and December 31,
1997

            Consolidated Statement of Operations for the Year Ended December 31, 1998, December 31, 1997 and for the period August 1, 1996 (date of acquisition) through December 31, 1996 and for the period January 1, 1996 through December 31, 1996

            Consolidated Statement of Stockholders' Equity for the Year Ended December 31, 1998, December 31, 1997 and for the period August 1, 1996 (date of acquisition) through December 31, 1996

            Consolidated Statement of Stockholders' Equity for the period January 1, 1996 through July 31, 1996

            Consolidated Statement of Cash Flows for the Year Ended December 31, 1998, December 31, 1997 and for the period August 1, 1996 (date of acquisition) through December 31, 1996 and for the period January 1, 1996 through December 31, 1996

            Notes to Consolidated Financial Statements

      (2) Financial Statement Schedules

      Financial statement schedules not listed are omitted because of the absence of the conditions under which they are required or because all material information is included in the Consolidated Financial Statements or notes thereto.

      (3) Exhibits

      The exhibits filed as part of or incorporated by reference in this Report are listed in the accompanying Exhibit Index. Exhibits 10.4 through 10.8 listed in the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements.

(b) Reports on Form 8-K

      The Company filed one Form 8-K in the fourth quarter of 1998. The Form 8-K was filed on December 10, 1998, and reported that the Company had entered into a Loan and Security Agreement with Foothill Capital Corporation as agent. No financial statements were filed with the Form 8-K.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March , 1999.

                                           ANKER COAL GROUP, INC.


                                           By: /s/ P. Bruce Sparks
                                              ---------------------------------
                                               P. Bruce Sparks
                                               President and Chief Executive
                                                  Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1999.

      Signature                     Title
      ---------                     -----

      /s/ P. Bruce Sparks
      -----------------------       President and Director
          P. Bruce Sparks           (Principal Executive Director)

      /s/ Michael M. Matesic
      -----------------------       Treasurer
         Michael M. Matesic         (Principal Financial Officer and Principal
                                        Accounting Officer)
      /s/ Bruce Rothstein
      -----------------------       Director
          Bruce Rothstein

      /s/ Thomas R. Denison
      -----------------------       Director
          Thomas R. Denison

      /s/ Jonathan S. Linker
      -----------------------       Director
         Jonathan S. Linker

                             ANKER COAL GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                  EXHIBIT INDEX

3.1         Certificate of Incorporation of the Company. *
3.2         Bylaws of the Company. *
3.3 Certificate of Designation, Preferences and Rights of Class A Preferred Stock of the Company. *
3.4 Certificate of Designation, Preferences and Rights of Class B Preferred Stock of the Company. *
3.5 Certificate of Designation, Preferences and Rights of Class C Preferred Stock of the Company. *
3.6 Certificate of Designation, Preferences and Rights of Class D Preferred Stock of the Company. *
3.7         Certificate of Incorporation of Anker Group, Inc. *
3.8         Bylaws of Anker Group, Inc. *
3.9.1       Certificate of Incorporation of Anker Energy Corporation. *
3.9.2 Certificate of Merger merging Anker Mining and Development Co., Inc. into Anker Energy Corporation. *
3.9.3 Certificate of Merger of Energy Resource Management Services, Inc. into Anker Energy Corporation. *
3.10        Bylaws of Anker Energy Corporation *
3.11        Articles of Incorporation of Bronco Mining Company, Inc. *
3.12        Bylaws of Bronco Mining Company, Inc. *
3.13        Articles of Incorporation of Anker Power Services, Inc.
3.14        Bylaws of Anker Power Services, Inc.*
3.15.1      Articles of Incorporation of Anker West Virginia Mining Company,
            Inc. *
3.15.2 Articles of Incorporation of Anker West Virginia Mining Company, Inc. and Advantage Energy Corporation *
3.15.3 Articles of Merger of Anker West Virginia Mining Company, Inc. and Beckley Smokeless Limited Liability Company *
3.15.4 Articles of Merger of Anker West Virginia Mining Company, Inc. and Pine Valley Coal Company, Inc. *
3.15.5 Articles of Merger of Anker West Virginia Mining Company, Inc. and Spruce Fork Coal Company, Inc. *
3.16        Bylaws of Anker West Virginia Mining Company, Inc. *
3.17        Articles of Incorporation of Juliana Mining Company, Inc. *
3.18        Bylaws of Juliana Mining Company, Inc. *
3.19.1      Articles of Incorporation of King Knob Coal Co., Inc. *
3.19.2      Articles of Merger of Brook Coal Company into King Knob Coal Co.,
            Inc. *
3.19.3      Articles of Merger of King Aviation, Inc. into King Knob Coal Co.,
            Inc. *
3.19.4 Articles of Merger of Peaser Branch Coal Company into King Knob Coal Co., Inc. *
3.19.5 Articles of Merger of Sparta Mining Company, Inc. into King Knob Coal Co., Inc. *
3.20        Bylaws of King Knob Coal Co., Inc. *
3.21        Certificate of Incorporation of Vantrans, Inc. *
3.22        Bylaws of Vantrans, Inc. *
3.23        Articles of Incorporation of Melrose Coal Company, Inc. *
3.24        Bylaws of Melrose Coal Company, Inc. *
3.25.1      Certificate of Incorporation of Marine Coal Sales Company. *
3.25.2 Certificate of Merger of Leflore Energy Corporation into Marine Coal Sales Company *
3.26        Bylaws of Marine Coal Sales Company. *
3.27        Articles of Incorporation of Hawthorne Coal Company, Inc. *
3.28        Bylaws of Hawthorne Coal Company, Inc. *
3.29        Certificate of Incorporation of Upshur Property, Inc. *
3.30        Bylaws of Upshur Property, Inc. *
3.31        Articles of Incorporation of Heather Glen Resources, Inc. *
3.32        Bylaws of Heather Glen Resources, Inc. *
3.33        Articles of Incorporation of New Allegheny Land Holding Company,
            Inc. *
3.34        Bylaws of New Allegheny Land Holding Company, Inc. *
3.35.1      Articles of Incorporation of Patriot Mining Company, Inc. *
3.35.2 Articles of Merger of Ajax Mining Company, Inc. into Patriot Mining Company, Inc. *
3.35.3 Articles of Merger of Sandy Creek Land Company, Inc. into Patriot Mining Company, Inc. *
3.36        Bylaws of Patriot Mining Company, Inc. *
3.37        Articles of Incorporation of Vindex Energy Corporation *
3.38        Bylaws of Vindex Energy Corporation *
3.39        Articles of Incorporation of Anker Virginia Mining Company, Inc. *
3.40        Bylaws of Anker Virginia Mining Company, Inc. *
4.1 Senior Notes Indenture, dated as of September 25, 1997, among the Company, the Guarantors, and Marine Midland Bank*
4.2 Form of 9 3/4% Senior Note due 2007. (Included as part of Senior Notes Indenture filed as Exhibit 4.1 to the Company's Registration Statement on For S-4, File No. 333-39643, which is hereby incorporated by reference. *

4.3         Form of 9 3/4% Series B Senior Note due 2007. (Included as part of
            Senior Notes Indenture filed as Exhibit 4.1 to the Company's
            Registration Statement on For S-4, File No. 333-39643, which is hereby incorporated by reference. *
4.4         Senior Notes Registration Rights Agreement, dated as of September
            25, 1997, by and among the Company, the Guarantors and Donaldson
            Lufkin & Jenrette Securities Corporation and Chase Securities, Inc.
            as initial purchasers. *
10.1        Credit Agreement dated as of September 25, 1997, among The Chase
            Manhattan Bank, as Administrative Agent, and the other financial institutions party thereto. *
10.2        Security Agreement dated as of August 12, 1996, as amended by
            Amendment No. 1, dated as of April 1,1 997, and Amendment No. 2, dated as of September 25, 1997. *
10.3        Stockholders Agreement among Anker Coal Group, Inc., John J. Faltis,
            JJF Group Limited Liability Company, P. Bruce Sparks, PPK Group
            Limited Liability Company, Anker Holding B.V., First Reserve
            Corporation, American Oil & Gas Investors, Limited Partnership, AMGO
            II, Limited Partnership, First Reserve Fund VI, Limited Partnership
            and First Reserve Fund VII, Limited Partnership, dated as of August
            12, 1996. *
10.4        Employment Agreement, between P. Bruce Sparks, Anker Energy
            Corporation and the Company, dated August 1, 1996. *
10.5        Employment Agreement between John J. Faltis, Anker Energy
            Corporation and the Company, dated August 1, 1996. *
10.6        Anker Coal Group, Inc. Omnibus Stock Incentive Plan. *
10.7        Form of Restricted Stock Award Agreement. *
10.8        Form of Stock Option Grant Agreement.*
10.9        Asset Purchase Agreement among Oak Mountain Energy, L.L.C. , Oak
            Mountain Energy Corporation, *Boone Resources, Inc., Kodiak Coal,
            Inc., Cahaba Coal Engineering & Land Surveying, Inc., Coal Handling
            and Processing, Inc., Mountaineer Management, Inc. and Jimmie R.
            Ryan and Duane Stranahan, Jr., dated February 20, 1997. *
10.10.1     Operating Agreement of Oak Mountain Energy, L.L.C., dated February
            20, 1997. *
10.10.2     Amendment No. 1 to Operating Agreement of Oak Mountain Energy,
            L.L.C., dated April 9, 1997. *
10.11.1     Operating Agreement of Shelby Energy Group, L.L.C., dated February
            20, 1997. *
10.11.2     Amendment No. 1 to Operating Agreement of Shelby Energy Group,
            L.L.C., dated April 9, 1997. *
10.12       Registration Rights Agreement, dated as of August 12, 1996, by and among Anker Coal Group, Inc., JJF Group Limited Liability Company,
            PPK Group Limited Liability Company, Anker Holding, B.V., American
            Oil and Gas Investors, Limited Partnership, AMGO II, Limited
            Partnership, First Reserve Fund V, Limited Partnership, First
            Reserve Fund V-2, Limited Partnership, First Reserve Fund, VI,
            Limited Partnership, and First Reserve Fund VII, Limited
            Partnership,
10.13       Stock Purchase Warrant, dated as of August 12, 1996. *
10.14       Amendment No. 1 dated as of December 26, 1997, to the Credit
            Agreement dated as of September 22, 1997.*
10.15       Put Agreement dated as of August 25, 1998, between Anker Coal Group,
            Inc. and JJF Group Limited Liability Company.*
10.16       Loan and Security Agreement dated as of November 21, 1998, among certain subsidiaries of Anker Coal Group, Inc., Foothill Capital
            Corporation and others.*
27          Financial Data Schedule**
* Incorporated by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-39643) and from previously filings with the Securities and Exchange Commission. Where provided, the exhibit numbers referenced herein are identical to the number of such exhibit in the Registration Statement.
**    Filed herewith.