Form 10-Q
period 1999-03-31
ANKER COAL GROUP INC
filed 1999-05-17
CIK 1022356

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the Quarter Ended March 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission File Number 333-39643

                             ANKER COAL GROUP, INC.
                             ----------------------
             (Exact Name Of Registrant As Specified in Its Charter)

          Delaware                                              52-1990183
          --------                                              ----------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)

                              2708 Cranberry Square
                         Morgantown, West Virginia 26508
                         -------------------------------
                    (Address Of Principal Executive Offices)

                                 (304) 594-1616
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    Indicate the number of outstanding shares of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $.01 per share par value, 9,186 shares (May 14, 1999)

                             ANKER COAL GROUP, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                     PART I

ITEM 1. Financial Statements.

               Consolidated Statements of Operations - Three Months
                       Ended March 31, 1999 and 1998 .......................1

               Consolidated Balance Sheets -
                       March 31, 1999 and December 31, 1998 ................2

               Consolidated Statements of Cash Flows - Three Months
                       Ended March 31, 1999 and 1998 .......................3

               Notes to Consolidated Financial Statements ..................4-5

ITEM 2. Management's Discussion And Analysis Of Financial
               Condition And Results Of Operations .........................6-10

                                     PART II

ITEM 5. Other Information ..................................................11

ITEM 6. Exhibits and Reports on Form 8-K ...................................11

Signature Page .............................................................12

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                               Three Months
                                                                  Ended
                                                                March 31,
                                                             1999        1998
                                                           --------    --------
                                                                (unaudited)
Coal sales and related revenue                             $ 56,952    $ 71,574

Expenses:
     Cost of operations and selling expenses                 50,334      68,037
     Depreciation, depletion and amortization                 4,392       3,778
     General and administrative                               1,935       2,631
     Loss on  impairment and restructuring charges               --         333
                                                           --------    --------
          Total expenses                                     56,661      74,779

          Operating income (loss)                               291      (3,205)

Interest, net of $280 capitalized in 1998                    (3,625)     (2,867)
Other income, net                                               590         231
                                                           --------    --------
          Loss before income taxes                           (2,744)     (5,841)

Income tax benefit                                              200       1,635
                                                           --------    --------
           Net loss                                          (2,544)     (4,206)

Less mandatorily redeemable preferred stock dividends          (352)       (335)
Less mandatorily redeemable preferred stock accretion          (150)       (150)
                                                           --------    --------
          Net loss available to common stockholders        $ (3,046)   $ (4,691)
                                                           ========    ========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                                                 March 31,   December 31,
                                                                                    1999         1998
                                                                                 ---------   -----------
Current assets:                                                                 (unaudited)
     Cash and cash equivalents                                                   $       8    $      15
     Accounts receivable:
          Trade                                                                     22,558       27,845
          Affiliates                                                                   114           42
     Inventories                                                                     9,345        5,876
     Current portion of long-term notes receivable                                     692          986
     Prepaid expenses and other                                                      1,782        1,989
     Deferred income taxes                                                           3,683        3,683
                                                                                 ---------    ---------
          Total current assets                                                      38,182       40,436

Properties:
     Coal lands and mineral rights                                                  62,742       62,398
     Machinery and equipment                                                        72,735       72,355
                                                                                 ---------    ---------
                                                                                   135,477      134,753
     Less allowances for depreciation, depletion and amortization                   27,933       26,161
                                                                                 ---------    ---------
                                                                                   107,544      108,592
Other assets:
     Assets held for sale                                                           10,000       10,000
     Advance minimum royalties                                                       5,420        4,453
     Goodwill, net of accumulated amortization of $2,905 and $2,517 in
          1999 and 1998, respectively                                               21,184       21,572
     Other intangible assets, net of accumulated amortization of $899 and $694
          in 1999 and 1998, respectively                                             6,063        6,268
     Notes receivable                                                                3,618        3,735
     Other assets                                                                    6,785        6,664
                                                                                 ---------    ---------
          Total assets                                                           $ 198,796    $ 201,720
                                                                                 =========    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable:
          Trade                                                                      9,776       10,982
          Affiliates                                                                   607          480
     Cash overdraft                                                                  5,204        5,111
     Accrued interest                                                                6,545        3,365
     Accrued expenses and other                                                     11,105       11,287
     Accrued leasehold termination                                                   3,957        3,957
     Accrued reclamation expenses                                                    5,687        5,234
     Current maturities of long-term debt                                            2,788        2,777
     Common stock available for repurchase                                           1,505        1,505
                                                                                 ---------    ---------
          Total current liabilities                                                 47,174       44,698

Long-term debt                                                                     138,673      139,934
Other liabilities:
     Accrued reclamation expenses                                                   15,963       17,367
     Deferred income taxes                                                           8,242        8,242
     Other                                                                           6,081        6,272
                                                                                 ---------    ---------
          Total liabilities                                                        216,133      216,513

Commitments and contingencies                                                           --           --

Mandatorily redeemable preferred stock                                              25,090       24,588

Common stock available for repurchase                                                8,495        8,495

Stockholders' equity:
     Preferred stock                                                                23,000       23,000
     Common stock                                                                       --           --
     Paid-in capital                                                                47,900       47,900
     Treasury stock                                                                 (5,100)      (5,100)
     Accumulated deficit                                                          (116,722)    (113,676)
                                                                                 ---------    ---------
          Total stockholders' equity                                               (50,922)     (47,876)
                                                                                 ---------    ---------
          Total liabilities and stockholders' equity                             $ 198,796    $ 201,720
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

             ANKER COAL GROUP, INC. AND SUBSIDIARIES AND PREDECESSOR
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       Three Months
                                                                                           Ended
                                                                                         March 31,
                                                                                     1999        1998
                                                                                   --------    --------
                                                                                        (unaudited)
Cash flows from operating activities:
    Net loss                                                                       $ (2,544)   $ (4,206)
          Adjustments to reconcile net loss to net
               cash provided by (used in) operating activities:
          Impairment loss                                                                --         333
          Depreciation, depletion and amortization                                    4,392       3,778
          Gain on sale of property, plant and equipment                                 (33)         (9)
          Changes in operating assets and liabilities:
               Accounts receivable                                                    5,215      (1,291)
               Inventories, prepaid expenses and other                               (3,262)     (1,672)
               Advance minimum royalties                                               (967)       (927)
               Accounts payable, accrued expenses and other                           1,028         292
                                                                                   --------    --------
                    Net cash provided by (used in) operating
                         activities                                                   3,829      (3,702)
                                                                                   --------    --------
Cash flows from investing activities:
     Purchases of properties                                                         (2,858)     (3,522)
     Proceeds from sales of property, plant and equipment                               144          52
     Payments received on notes receivable                                              411         799
     Other assets                                                                      (126)       (309)
     Investment in affiliate                                                             --        (333)
                                                                                   --------    --------
                    Net cash used in investing activities                            (2,429)     (3,313)
                                                                                   --------    --------
Cash flows from financing activities:
     Proceeds from revolving line of credit and
          long-term debt                                                             64,055       7,000
     Principal payments on revolving line of credit and
          long-term debt                                                            (65,305)    (11,243)
     Cash overdraft                                                                      93       1,548
     Debt issuance costs                                                               (250)       (275)
     Proceeds received from life insurance                                               --      10,000
                                                                                   --------    --------
                    Net cash (used in) provided by financing
                         activities                                                  (1,407)      7,030
                                                                                   --------    --------
(Decrease) increase in cash and cash equivalents                                         (7)         15

Cash and cash equivalents at beginning of period                                         15          --
                                                                                   --------    --------
Cash and cash equivalents at end of period                                         $      8    $     15
                                                                                   ========    ========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITIED)

1. Accounting Policies

      The unaudited interim consolidated financial statements presented herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. These unaudited interim consolidated financial statements should be read in conjunction with the other disclosures contained herein and with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1998. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire fiscal year.

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

3. Inventories

      Coal inventories are stated at the lower of average cost or market and amounted to approximately $8,014,000 and $4,415,000 at March 31, 1999 and December 31, 1998, respectively. Supply inventories are stated at the lower of cost (first in, first out) or market and amounted to approximately $1,331,000 and $1,461,000 at March 31, 1999 and December 31, 1998, respectively.

4. Subsequent Events

      Under the indenture governing the Senior Notes, the Company was obligated to make a semi-annual interest payment in the approximate amount of $6.1 million on April 1, 1999. The Company elected to defer making the interest payment at that time. However, on April 29, 1999, prior to the expiration of the grace period under the indenture, the Company made the interest payment due under the Senior Notes.

      In mid-April, 1999, the Company reached an agreement in principle with Rothschild Recovery Fund, L.P. ("Rothschild") regarding a restructuring of its Senior Notes. The Company is negotiating with Rothschild and is preparing documentation to effect the proposed restructuring. The proposed transaction contemplates the exchange of Senior Notes for newly issued 12.50% senior secured notes due 2007 (the "New Notes") with a principal amount equal to 75% of the principal amount of the Senior Notes being exchanged. The New Notes would be secured by a lien on certain assets of the Company and its subsidiaries junior to the lien currently held by the Company's senior secured lenders. Exchanging holders will be asked to consent to certain modifications of the covenants contained in the indenture for the Senior Notes. The Company expects to offer the opportunity to exchange Senior Notes for New Notes initially to certain qualified buyers in a private transaction and subsequently to all remaining holders of Senior Notes in accordance with applicable securities laws under which the New Notes issued in the subsequent exchange would be freely tradable.

      Contemporaneously with closing of the proposed private exchange of Senior Notes for New Notes, the Company intends to sell at par for cash approximately $22 million of New Notes ("New Interest Notes") in a private transaction to a limited number of holders of Senior Notes. The proceeds of sale of the New Interest Notes would be escrowed with the indenture trustee for the New Notes to cover the first three interest payments on the New Notes and New Interest Notes. Rothschild has advised the Company that it is willing to purchase all New Interest Notes that are not purchased by other potential purchasers in the proposed private sale. Purchasers of the New Interest Notes will also receive warrants to purchase a minority equity stake in the Company.

      It should be noted that consummation of the proposed exchanges, indenture amendments and private sale will be subject to a number of conditions, including, without limitation, approval of the modifications to the indenture for the Senior Notes by holders of a majority of the outstanding Senior Notes, negotiation of definitive documentation satisfactory to the Company and participation in the private exchange offer of a satisfactory level of holders of Senior Notes. There can be no assurance that the Company will complete the restructuring of the Senior Notes or the sale of the New Interest Notes as described above.

5. Subsidiary Guarantees

      The Company is a holding company with no assets other than its investments in its subsidiaries. The Company's $125 million Senior Notes due October 2007 (the "Senior Notes") are guaranteed by certain subsidiaries of the Company (collectively, the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a wholly-owned subsidiary of the Company and has fully and unconditionally guaranteed the Senior Notes on a joint and several basis. The following tables summarize the financial position, results of operations and cash flows for the Company, the Guarantor Subsidiaries and the subsidiaries of the Company which did not guarantee the Senior Notes (collectively, "Non-Guarantor Subsidiaries"). The Company has not presented separate financial statements and other disclosure regarding the Guarantor Subsidiaries because management has determined that such information is not material to investors. As of March 31, 1999, there were no restrictions affecting the ability of the Guarantor Subsidiaries to make distributions to the Company or other Guarantor Subsidiaries except for restrictions in the Loan and Security Agreement dated November 21, 1998, among the Company, Foothill Capital Corporation and others (the "Foothill Loan Agreement") and to the extent provided by law generally (e.g., adequate capital to pay dividends under corporate law). The Foothill Loan Agreement provides that in order to advance funds to the Company, the borrowers under such Agreement must have borrowing availability of at least $5 million after giving effect to such advances. As of March 31, 1999 and April 30, 1999, the borrowing availability under the Foothill Loan Agreement was $16.5 million and $6.3 million, respectively. Thus, the maximum amount which the borrowers could advance to the Company on each of those dates was $11.5 million and $1.3 million, respectively.

                                                                              As of and for the three months
                                                                                   ended March 31, 1999
                                                           ----------------------------------------------------------------------
                                                                                        (unaudited)
                                                                                      (In thousands)

                                                                                                                       Anker Coal
                                                           Anker Coal      Guarantor    Non-guarantor      Cons.         Group
                                                              Group          Subs.          Subs.         Adjust.         Cons.
                                                           ----------     ----------    -------------   ----------     ----------
Balance Sheets
Total current assets                                       $    3,683     $   29,295             --     $    5,204     $   38,182
Investment in subsidiaries                                     55,925             --             --        (55,925)            --
Properties, net                                                    --        100,254     $    7,290             --        107,544
Other assets                                                       --         53,070             --             --         53,070
                                                           ----------     ----------     ----------     ----------     ----------
          Total assets                                     $   59,608     $  182,619     $    7,290     $  (50,721)    $  198,796
                                                           ==========     ==========     ==========     ==========     ==========

Total current liabilities                                       1,809         39,895            266          5,204         47,174
Long-term debt                                                     --        138,673             --             --        138,673
Intercompany payable (receivable), net                        (53,969)        46,190          7,779             --             --
Other long-term liabilities                                     6,745         23,541             --             --         30,286
Mandatorily redeemable preferred stock                         25,090             --             --             --         25,090
Common stock available for repurchase                           8,495             --             --             --          8,495
          Total stockholders' equity                           71,438        (65,680)          (755)       (55,925)       (50,922)
                                                           ----------     ----------     ----------     ----------     ----------
          Total liabilities and stockholders' equity       $   59,608     $  182,619     $    7,290     $  (50,721)    $  198,796
                                                           ==========     ==========     ==========     ==========     ==========
Statement of Operations
Coal sales and related revenues                                    --         56,952             --             --         56,952
Cost of operations and operating expenses                          --         56,601             60             --         56,661
                                                           ----------     ----------     ----------     ----------     ----------
     Operating income (loss)                                       --            351            (60)            --            291
Other expense                                                    (139)        (2,896)            --             --         (3,035)
                                                           ----------     ----------     ----------     ----------     ----------
     Loss before taxes                                           (139)        (2,545)           (60)            --         (2,744)
Income tax benefit                                                200             --             --             --            200
                                                           ----------     ----------     ----------     ----------     ----------
          Net income (loss)                                $       61     $   (2,545)    $      (60)            --     $   (2,544)
                                                           ==========     ==========     ==========     ==========     ==========
Statement of Cash Flows
Net cash provided by operating activities                          --     $    3,829             --             --     $    3,829
                                                           ==========     ==========     ==========     ==========     ==========
Net cash used in investing activities                              --     $   (2,429)            --             --     $   (2,429)
                                                           ==========     ==========     ==========     ==========     ==========
Net cash used in financing activities                              --     $   (1,407)            --             --     $   (1,407)
                                                           ==========     ==========     ==========     ==========     ==========

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources; Going Concern Opinion

      The Company's independent public accountants issued a going concern opinion with respect to the Company's Consolidated Financial Statements for the year ended December 31, 1998. Specifically, the independent public accountants stated that because the Company has, among other things, experienced recurring losses and negative cash flow from operations and has a retained deficit, they had substantial doubt about its ability to continue as a going concern. See Item 8, Consolidated Financial Statements, of the Company's Form 10-K for the period ended December 31, 1998, for the opinion of the Company's independent public accountants.

      The Foothill Loan Agreement contains a covenant that requires the Company to deliver an unqualified audit opinion on its annual financial statements. The issuance of the going concern opinion by the Company's independent public accountants for the year ended December 31, 1998 constituted a default of that covenant. Foothill has waived that default. It should be noted that the failure of the Company to obtain an unqualified audit opinion does not constitute a default under the indenture governing the Senior Notes.

      Under the indenture governing the Senior Notes, the Company was obligated to make a semi-annual interest payment in the approximate amount of $6.1 million on April 1, 1999. The Company elected to defer making the interest payment at that time. However, on April 29, 1999, prior to the expiration of the grace period under the indenture, the Company made the interest payment due under the Senior Notes.

      The following table sets forth the amounts outstanding and borrowing availability under the Foothill Loan Agreement as of certain dates:

                                                 Revolving          Revolving
                                                  Credit              Credit
                Date            Term Loan       Borrowings         Availability
              --------          ---------       ----------         ------------
                                              (in millions)
              12/31/98            $  15.0            $  1.9           $  15.5
              01/31/99               14.8               4.5              14.3
              02/28/99               14.6               1.9              14.3
              03/31/99               14.4               1.4              16.5
              04/30/99               14.2              12.9               6.3

      The term loan changes are based on the normal amortization of the loan. The increase in the revolving credit borrowings is primarily related to the Company's borrowing to make the interest payment under the Senior Notes on April 29, 1999, and to an increase in coal inventory. Revolving credit availability has been reduced as a result of lower coal shipments, the liquidation of accounts receivable of approximately $5.2 million during the first quarter of 1999 and the borrowings to make the interest payment under the Senior Notes. Although the increase in coal inventory increases revolving credit availability, availability only increases by 65% of inventory value. Future revolving credit availability will be impacted by changes in coal production and the resulting changes in coal inventory and accounts receivable. In accordance with the Company's business plan, the Company expects to implement contract mining services at its underground operations. The transition from company mines to contract mines could result in decreased coal production. The Company believes it can manage this transition to avoid any material decline in production. However, no assurance can be made that coal production will not decrease during this transition. In the event there is a decline in coal production, revolving credit availability will also decline.

      The Company has budgeted approximately $9.3 million for capital expenditures for 1999. Of this amount, approximately $1.4 million relates to the development of new mining operations in Upshur County, West Virginia. As of March 31, 1999, the Company has incurred approximately $2.9 million of capital expenditures.

      In addition to capital expenditures, operating expenses and debt service requirements, the Company expects to incur exit costs with respect to its Webster County operations, equipment leasehold termination costs, potential cash security requirements to obtain reclamation bonds for new mining permits and payments required under the Put Agreement dated August 25, 1998, between the Company and JJF Group Limited Liability Company ("JJF Group"). Under the Put Agreement, JJF Group has the right to require the Company to purchase shares of its common stock at a specified price per share on August 1, 1999, 2000 and 2001. If exercised, the total purchase price to be paid by the Company to JJF Group on each of those dates is approximately $1,505,000, $1,604,000 and $6,891,000, respectively.

      In late 1998, the Company developed a plan to improve its financial performance and provide adequate short and long-term liquidity. The Company's plan consists of four components: (1) obtain more flexible senior financing; (2) improve cash flow from operations; (3) raise cash by selling certain assets; and
(4) reduce the Company's debt and secure additional liquidity.

      The first component of the plan was completed in November, 1998, upon the closing of the Foothill Loan Agreement. As more fully described in the Form 10-K for the period ended December 31, 1998, the Foothill Loan Agreement provides for up to a $40 million working capital revolver and a $15 million term loan. Commitments under the Foothill Loan Agreement will expire in 2002. Borrowings are secured by a lien on substantially all of the assets of the Company. The working capital revolver is an "asset based" facility, meaning that borrowings are based on 85% of eligible accounts receivable and 65% of eligible inventory, subject to certain limitations and qualifications. In addition to regularly scheduled amortizing principal and interest payments, the Foothill Loan Agreement requires that the Company apply the first $5 million of asset sale proceeds to the repayment of the $15 million term loan facility.

      The second component of the Company's plan is to improve cash flow by using contract mining services for its underground mining operations. The Company believes that by utilizing contract miners it will reduce operating expenses, general and administrative expenses and month-to-month cost fluctuations. In addition, the Company will have reduced capital costs because the contract miners will be responsible for mine development and maintenance capital expenditures. The Company has made progress on this component of the plan. In early April, the Company entered into a contract mining agreement for the operations in Garrett County, Maryland, and the contract miner began operations on April 12, 1999. In addition, the Company recently entered into contract mining agreements for its mining operations in Upshur County and Barbour County, West Virginia. The contract miner is expected to begin operations on or about June 1, 1999. The Company is also in negotiations with another contract miner for the operations in Raleigh County, West Virginia.

      The third component of the Company's plan involves the sale of certain non-operating assets and non-strategic operating properties. The non-operating assets which the Company is seeking to sell are those that require substantial development costs and/or have significant holding costs. The operating properties which the Company plans to sell either complement non-operating assets being held for sale or are not integral to the Company's long-term operating strategy. The Company has been discussing the sale of these properties with third parties. The Company believes that its efforts to market these properties to date have been hampered by its financial condition. The Company plans to continue its efforts to dispose of these assets and believes that it will be successful in selling all or a part of these assets during the next twelve to eighteen months. However, there can be no assurance that asset sales will be completed on terms acceptable to the Company, if at all.

      The fourth and final component of the plan involves reducing the Company's overall debt level and securing additional liquidity. To that end, in mid-April, 1999, the Company reached an agreement in principle with Rothschild Recovery Fund, L.P. ("Rothschild") regarding a restructuring of its Senior Notes. The Company is negotiating with Rothschild and is preparing documentation to effect the proposed restructuring. The proposed transaction contemplates the exchange of Senior Notes for newly issued 12.50% senior secured notes due 2007 (the "New Notes") with a principal amount equal to 75% of the principal amount of the Senior Notes being exchanged. The New Notes would be secured by a lien on certain assets of the Company and its subsidiaries junior to the lien currently held by the Company's senior secured lenders. Exchanging holders will be asked to consent to certain modifications of the covenants contained in the indenture for the Senior Notes. The Company expects to offer the opportunity to exchange Senior Notes for New Notes initially to certain qualified buyers in a private transaction and subsequently to all remaining holders of Senior Notes in accordance with applicable securities laws under which the New Notes issued in the subsequent exchange would be freely tradable.

      Contemporaneously with closing of the proposed private exchange of Senior Notes for New Notes, the Company intends to sell at par for cash approximately $20 million of New Notes ("New Interest Notes") assuming a 100% exchange, in a private transaction to a limited number of holders of Senior Notes. The proceeds of sale of the New Interest Notes would be escrowed with the indenture trustee for the New Notes to cover the first three interest payments on the New Notes and New Interest Notes. Rothschild has advised the Company that it is willing to purchase all New Interest Notes that are not purchased by other potential purchasers in the proposed private sale. Purchasers of the New Interest Notes will also receive warrants to purchase a minority equity stake in the Company.

      It should be noted that consummation of the proposed exchanges, indenture amendments and private sale will be subject to a number of conditions, including, without limitation, approval of the modifications to the indenture for the Senior Notes by holders of a majority of the outstanding Senior Notes, negotiation of definitive documentation satisfactory to the Company and participation in the private exchange offer of a satisfactory level of holders of Senior Notes. There can be no assurance that the Company will complete the restructuring of the Senior Notes or the sale of the New Interest Notes as described above. The Company is currently evaluating the accounting and tax implications of this restructuring.

      The Company structured and is currently implementing the plan as described above to address its liquidity needs. During the implementation of this plan, the Company will be monitoring the borrowing availability under the Foothill Loan Agreement and the Company's liquidity position, and evaluating financial and operating alternatives to stabilize the decline in the borrowing base and manage the Company's liquidity needs. The Company's ability to generate sufficient liquidity for 1999 and comply with financial covenants under its debt arrangements will depend on the successful implementation of all aspects of the Company's plan as outlined above, the improvement of future operating performance, the consummation of asset sales, and the waiver of conditions under the Foothill Loan Agreement, as well prevailing economic conditions and financial, business and other factors, some of which are beyond the Company's control. There can be no assurance that the Company can accomplish these objectives or that it will not be adversely effected by matters beyond its control. It should also be noted that the Foothill Loan Agreement requires that the first $5 million of proceeds of asset sales be applied to reduce the term loan facility. The Company has requested Foothill to waive this requirement, but Foothill has declined to do so in advance of any asset sale. If the Company cannot generate sufficient cash flow or call upon other resources, the Company could face liquidity problems and might be required to take certain actions, including to reduce or delay planned expansion and capital expenditures or obtain additional equity capital. There can be no assurance that any of these actions could be effected on terms satisfactory to the Company, if at all.

      The description of the proposed restructuring of the Senior Notes and the issuance of New Interest Notes is not and shall not be deemed to constitute an offer to sell or the solicitation of an offer to buy any security or the solicitation of any consent. The New Notes, including the New Interest Notes, have not been registered under the Securities Act of 1933 and will not be offered or sold in the United States absent registration or an applicable exemption from registration, nor shall there be any sale of such securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Three Months Ended March 31, 1999 compared to the Three Months Ended March 31, 1998

Results of Operations

      Coal Sales and Related Revenues. Coal sales and related revenues were $57.0 million for the first quarter ended March 31, 1999 compared to $71.6 million for the first quarter ended March 31, 1998, a decrease of 20.4%. Coal sales volume declined to approximately 2.6 million tons for the quarter ended March 31, 1999 compared to 3.0 million tons for the quarter ended March 31, 1998, a decrease of 13.3%. The decline in coal sales volume was attributable to lower production levels at certain mines during the first quarter of 1999 as described below:

      1) Tonnage levels were lower in the first quarter of 1999 due to idling the Company's Webster County surface mine in December 1998. The Company is currently reclaiming the properties associated with the idled surface mine. The contract deep mine in Webster County continues to operate; however, production from the deep mine is expected to cease in mid-1999 as the reserves are depleted.

      2) Tonnage levels were lower in the first quarter of 1999 due to idling the Grant County surface mine in December 1998. This surface mine was idled because the Company had mined all of its then permitted reserves and was not able to obtain a new mining permit for its adjacent properties which would have allowed for the continuation of the surface mining operation. Moreover, with the idling of the surface mine, the Company was unable to sell the portion of production from its Grant County deep mine which had previously been blended with coal from the surface mine. As a result of this and other factors, the Company idled the deep mine in February 1999, which also caused an additional decline in coal production. The Company is currently working with the appropriate regulatory agencies to secure the new mining permit for the surface operation. The issuance of this permit will depend on numerous factors, many of which are beyond the control of the Company. There can be no assurance that this will occur or that the operations in Grant County will resume.

      3) Tonnage levels were lower in the first quarter of 1999 due to the completion of one contract mining operation in Preston County during the fourth quarter of 1998. Production is expected to cease at the remaining contract deep mine in Preston County at the end of 1999 due to the depletion of the reserve base.

      4) Tonnage levels were lower in the first quarter of 1999 due to the implementation of a new mining plan at the Company's Raleigh County deep mine. The Raleigh County deep mine will continue to produce at a reduced tonnage level throughout 1999.

      While the Company experienced lower production at certain mines as described above, tonnage levels during the first quarter of 1999 as compared to the same period for 1998 increased at the Company's Upshur County, West Virginia deep mine and Garrett County, Maryland deep mine.

      Cost of Operations and Selling Expenses. The cost of operations and selling expenses totaled $50.3 million for the first quarter ended March 31, 1999 compared to $68.0 million for the first quarter ended March 31, 1998, a decrease of 26.0%. The cost of operations and selling expenses for the Company was $19.71 per ton shipped for the first quarter ended March 31, 1999 compared to $22.51 per ton for the first quarter ended March 31, 1998, a decrease of 12.5%. The decrease in the cost of operations and selling expenses are the result of restructuring and operational changes made in late 1998 and operational improvements made during the first quarter of 1999.

      Other Operating Expenses. Other operating expenses for the first quarter ended March 31, 1999 were $6.3 million compared to $6.4 million for the first quarter ended March 31, 1998, a decrease of 1.6%. Included in other operating expenses are general and administrative expenses and depreciation, depletion and amortization.

      General and administrative expenses decreased 26.9%, to $1.9 million for the first quarter ended March 31, 1999 compared to $2.6 million for the first quarter ended March 31, 1998. The decrease in general and administrative costs primarily resulted from the restructuring charges and operational management changes made in 1998.

      Depreciation, depletion and amortization was $4.4 million for the first quarter ended March 31, 1999 compared to $3.8 million for the first quarter ended March 31, 1998, an increase of 15.8%. The increase in depreciation, depletion and amortization primarily resulted from a reduction in the expected useful life of goodwill and other certain long-lived assets. Due to the restructuring of the Company's mining operations that took place in 1998, the Company reviewed the carrying value of long-lived assets, based on whether they are recoverable from future undiscounted operating cash flows and appropriately impaired the necessary assets in 1998 and adjusted prospectively the remaining asset life based on the cash flow analysis. Accordingly, the useful life of goodwill was reduced from 40 years to a prospective period ranging from 3 to 20 years and certain fixed assets had a reduction in the useful life resulting in a higher depreciation, amortization or depletion rate.

      Loss on Impairment and Restructuring Charges. The Company recorded an impairment loss of $0.3 million to adjust the Company's investment in Oak Mountain to its fair market value in the first quarter of 1998. There were no adjustments in the first quarter of 1999.

      Interest Expense. Interest expense was $3.6 million for the first quarter ended March 31, 1999 compared to $2.9 million for the first quarter ended March 31, 1998, an increase of 24.1%. The increase was due to an increase in the average outstanding indebtedness and average effective interest rate in the first quarter of 1999 as compared to the first quarter of 1998.

      Income Taxes. Income tax benefit from operations for the first quarter ended March 31, 1999 was $0.2 compared to $1.6 million in income tax benefit for the first quarter ended March 31, 1998, a decrease of $1.4 million. The income tax benefit for the period is based on the effective tax rate expected to be applicable for the full year. The Company has established a full valuation allowance on the net operating loss carryforwards, capital loss carryforwards and contribution carryforwards because the realization of these assets are uncertain. In addition, the Company received a refund of $0.2 million related to a prior year federal tax deposit.

      Net Loss. For the first quarter ended March 31, 1999, the Company's net loss was $2.5 million compared to a net loss of $4.2 million for the first quarter ended March 31, 1998, a decrease of $1.7 million. The decrease in net loss is primarily due to the reduction of operating and selling expenses as mentioned above.

Year 2000

      The Year 2000 ("Y2K") issue is the result of computer programs that were written using two digits, rather than four, to define the applicable year. Any of the Company's computers, computer programs, mining or administration equipment that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If any of the Company's systems or equipment have date-sensitive software using only two digits, system failures or miscalculations may result causing disruptions of operations or disruptions in normal business activities.

      During 1998, the Company created an internal project team to access the Y2K issue and identified risks in four general categories: internal business software and systems, mine operating equipment, coal processing facilities and other.

      Internal Business Software and Systems. During July and August of 1998, file servers, hubs, switches, routers and individual PCs and workstations, were tested for Y2K compliance. As of March 31, 1999, the process was substantially complete. The Company's estimated cost for 1999 is $0.2 million and will be funded through normal operating cash.

      Mine Operating Equipment. The Y2K project team is currently evaluating each piece of mining equipment to ensure operating compliance for the Y2K issue. In this process, a person from the project team is serving as the coordinator between the mining operations and vendors to assess compliance. At the mining locations, a person familiar with the equipment has been chosen to assess any computer embedded chips within each piece of equipment. The coordinator is compiling a list from each location and identifying the same pieces of equipment from other locations and requesting confirmation of Y2K compliance from vendors. The Company's estimated cost has not been determined because all necessary information is still being collected from the mine sites and vendors. The assessment and remediation on mine operating equipment should be complete by mid-1999.

      Coal Processing Facilities. The Y2K project team has also identified a person to serve as coordinator between the mine sites and vendors to assess Y2K compliance in relation to the Company's coal processing facilities. Coal processing facilities are composed of various components such as electronic belt scales, analyzers and controllers. Each plant and its components are currently being assessed and vendors will be contacted when a complete list is assembled. The Company's estimated cost has not been determined because all necessary information is still being collected from the mine sites and vendors. The assessment and remediation on coal processing facilities should be complete by mid-1999.

      Other. In addition to the three major categories above, the Company is in the process of identifying and contacting its critical suppliers, customers and service providers to ensure their readiness for the year 2000. As of March 31, 1999, the Company had completed its identification process and is in the process of contacting these critical parties with respect to their Y2K compliance. This is expected to be completed by mid-1999.

      Currently, the Company has no contingency plan for the Y2K issue, but expects to develop one by the end of the second quarter of 1999. To date, expenditures on Y2K have been minimal and funded by operating cash. Based on preliminary information, the majority of the project cost will be attributed to the purchase of new software to meet future industry requirements and will be capitalized. The total remaining project cost will be expended as incurred over the next eight months. Management believes that the Company is devoting the necessary resources to identify and resolve significant Y2K issues in a timely manner.

Dividend Restrictions Affecting Subsidiaries

      As of March 31, 1999, there were no restrictions affecting the ability of the guarantor subsidiaries of the Senior Notes to make distributions to the Company or other guarantor subsidiaries except for restrictions in the Foothill Loan Agreement and to the extent provided by law generally (e.g., adequate capital to pay dividends under corporate law). The Foothill Loan Agreement provides that in order to advance funds to the Company, the borrowers under such Agreement must have borrowing availability of at least $5 million after giving effect to such advances. As of March 31, 1999 and May 12, 1999, the borrowing availability under the Foothill Loan Agreement was $16.5 million and $6.4 million, respectively. Thus, the maximum amount which the borrowers could advance to the Company on each of those dates was $11.5 million and $1.4 million, respectively.

                           PART II - OTHER INFORMATION

ITEM 5. Other Information.

      As previously announced, effective May 1, 1999, William D. Kilgore was named Chairman and Chief Executive Officer of the Company. Mr. Kilgore will also serve as Chairman and Chief Executive Officer of Anker Energy Corporation ("Anker Energy"), a subsidiary of the Company.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

      Exhibit number 27, Financial Data Schedule, is filed herewith.

(b) No reports were filed on Form 8-K during the first quarter of 1999.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ANKER COAL GROUP, INC.

                                               /s/ P. Bruce Sparks
                                        -------------------------------------
                                                   P. Bruce Sparks
                                                      President

                                               /s/ Michael Matesic
                                        -------------------------------------
                                                   Michael Matesic
                                        Treasurer and Chief Financial Officer

DATE: May 14, 1999