Form 10-Q
period 1999-06-30
ANKER COAL GROUP INC
filed 1999-08-16
CIK 1022356

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 1999

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


                              2708 Cranberry Square
                         Morgantown, West Virginia 26508
                    (Address Of Principal Executive Offices)


                                 (304) 594-1616
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X_ No __

    Indicate the number of outstanding shares of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $.01 per share par value, 9,150 shares (August 13, 1999)

                             ANKER COAL GROUP, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999


                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS:


            Consolidated Statements of Operations -
                   Three and Six Months Ended June 30, 1999 and 1998 ....     1


            Consolidated Balance Sheets -
                   June 30, 1999 and December 31, 1998 ..................     2


            Consolidated Statements of Cash Flows -
                   Six Months Ended June 30, 1999 and 1998 ..............     3


            Notes to Consolidated Financial Statements ..................   4-6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS ...................  7-12

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...............................    13

SIGNATURE PAGE ..........................................................    14


                           FORWARD-LOOKING DISCLAIMER

This report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of the performance of the Company, the ability of the Company to implement its business plan or related industry developments. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Readers are further cautioned that actual results, levels of activity, performance or achievements of the Company, or industry results may differ materially from those described or implied in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company. These factors include, but are not limited to: general economic and business conditions; the ability of the Company to implement its business plan; the availability of liquidity and capital resources; the ability of the Company to achieve anticipated cost savings; the ability of the Company to secure new mining permits; changes in the industry; weather; unexpected maintenance problems; variations in coal seam thickness; variations in rock and soil overlying the coal deposit; variations in rock and other natural minerals; a disruption in or an increase in the cost of transportation services; early modification or termination of the Company's long-term coal supply contracts; competition within the coal production and electricity generation industries; regulatory uncertainties; price fluctuations; and labor disruptions.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                THREE MONTHS                SIX MONTHS
                                                                   ENDED                      ENDED
                                                                   JUNE 30,                   JUNE 30,
                                                             1999          1998         1999           1998
                                                             -----         -----        -----          ----
                                                                (unaudited)                (unaudited)
Coal sales and related revenue                            $  57,271     $  76,320     $ 114,223     $ 147,894

Expenses:
     Cost of operations and selling expenses                 53,114        72,894       103,448       140,931
     Depreciation, depletion and amortization                 4,447         4,439         8,839         8,217
     General and administrative                               2,010         2,457         3,945         5,088
     Loss on impairment and restructuring                     3,461          --           3,461         1,829
                                                          ---------     ---------     ---------     ---------
          Total expenses                                     63,032        81,286       119,693       156,065

          Operating loss                                     (5,761)       (4,966)       (5,470)       (8,171)

Interest, net of $106 capitalized for the three months
     ended June 30, 1998 and net of $386 capitalized
     for the six months ended June 30, 1998                  (3,854)       (3,253)       (7,479)       (6,120)
Other income, net                                               831           317         1,421           548
                                                          ---------     ---------     ---------     ---------
          Loss before income taxes                           (8,784)       (7,902)      (11,528)      (13,743)

Income tax benefit                                             --           2,213           200         3,848
                                                          ---------     ---------     ---------     ---------
           Net loss                                          (8,784)       (5,689)      (11,328)       (9,895)

Less mandatorily redeemable preferred stock dividends          (351)         (334)         (703)         (669)
Less mandatorily redeemable preferred stock accretion          (150)         (150)         (300)         (300)
                                                          ---------     ---------     ---------     ---------
          Net loss available to common
            stockholders                                  $  (9,285)    $  (6,173)    $ (12,331)    $ (10,864)
                                                          =========     =========     =========     =========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                     JUNE 30,    DECEMBER 31,
                                                                                       1999          1998
                                                                                   ------------      ----
                                                                                    (unaudited)
Current assets:
     Cash and cash equivalents                                                      $       8     $      15
     Accounts receivable:
          Trade                                                                        25,304        27,845
          Affiliates                                                                      116            42
     Inventories                                                                        6,134         5,876
     Current portion of long-term notes receivable                                        682           986
     Prepaid expenses and other                                                         2,858         1,989
     Deferred income taxes                                                              3,683         3,683
                                                                                    ---------     ---------
          Total current assets                                                         38,785        40,436

Properties:
     Coal lands and mineral rights                                                     62,799        62,398
     Machinery and equipment                                                           72,093        72,355
                                                                                    ---------     ---------
                                                                                      134,892       134,753
     Less allowances for depreciation, depletion and amortization                      31,002        26,161
                                                                                    ---------     ---------
                                                                                      103,890       108,592
Other assets:
     Assets held for sale                                                              10,000        10,000
     Advance minimum royalties                                                          5,498         4,453
     Goodwill, net of accumulated amortization of $3,305 and $2,517 at
          June 30, 1999 and December 31, 1998, respectively                            20,784        21,572
     Other intangible assets, net of accumulated amortization of $1,159 and $694
          At June 30, 1999 and December 31, 1998, respectively                          6,261         6,268
     Notes receivable                                                                   3,548         3,735
     Other assets                                                                       6,510         6,664
                                                                                    ---------     ---------
          Total assets                                                              $ 195,276     $ 201,720
                                                                                    =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable:
          Trade                                                                        10,571        10,982
          Affiliates                                                                      634           480
     Cash overdraft                                                                     2,960         5,111
     Accrued interest                                                                   3,711         3,365
     Accrued expenses and other                                                        12,677        11,287
     Accrued leasehold termination                                                      3,957         3,957
     Accrued reclamation expenses                                                       4,815         5,234
     Current maturities of long-term debt                                               2,631         2,777
     Common stock available for repurchase                                              1,505         1,505
                                                                                    ---------     ---------
          Total current liabilities                                                    43,461        44,698

Long-term debt                                                                        149,650       139,934
Other liabilities:
     Accrued reclamation expenses                                                      15,627        17,367
     Deferred income taxes                                                              8,242         8,242
     Other                                                                              4,417         6,272
                                                                                    ---------     ---------
          Total liabilities                                                           221,397       216,513

Commitments and contingencies                                                            --            --

Mandatorily redeemable preferred stock                                                 25,591        24,588

Common stock available for repurchase                                                   8,495         8,495

Stockholders' equity:
     Preferred stock                                                                   23,000        23,000
     Common stock                                                                        --            --
     Paid-in capital                                                                   47,900        47,900
     Treasury stock                                                                    (5,100)       (5,100)
     Accumulated deficit                                                             (126,007)     (113,676)
                                                                                    ---------     ---------
          Total stockholders' equity                                                  (60,207)      (47,876)
                                                                                    ---------     ---------
          Total liabilities and stockholders' equity                                $ 195,276     $ 201,720
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

             ANKER COAL GROUP, INC. AND SUBSIDIARIES AND PREDECESSOR
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            SIX MONTHS
                                                                                               ENDED
                                                                                             JUNE 30,
                                                                                      1999               1998
                                                                                      -----              ----
                                                                                             (UNAUDITED)
Cash flows from operating activities:
    Net loss                                                                       $ (11,328)            $  (9,895)
          Adjustments to reconcile net loss to net
               cash (used in) provided by operating activities:
          Loss on impairment and restructuring                                         3,461                 1,829
          Depreciation, depletion and amortization                                     8,839                 8,217
          Loss on sale of property, plant and equipment                                   27                 1,312
          Changes in operating assets and liabilities:
               Accounts receivable                                                     2,467                (2,794)
               Inventories, prepaid expenses and other                                (1,127)                  (90)
               Advance minimum royalties                                              (1,428)               (1,357)
               Accounts payable, accrued expenses and other                             (272)               (3,313)
               Accrued reclamation                                                    (2,159)                 --
               Other liabilities                                                      (1,855)                 (142)
                                                                                   ---------             ---------
                    Net cash used in operating activities                             (3,375)               (6,233)
                                                                                   ---------             ---------
Cash flows from investing activities:
     Purchases of properties                                                          (4,079)               (5,390)
     Proceeds from sales of property, plant and equipment                                184                   145
     Payments received on notes receivable                                               491                   911
     Other assets                                                                         61                  (442)
     Investment in affiliate                                                            --                    (333)
                                                                                   ---------             ---------
                    Net cash used in investing activities                             (3,343)               (5,109)
                                                                                   ---------             ---------
Cash flows from financing activities:
     Proceeds from revolving line of credit and
           long-term debt                                                            129,809                44,100
     Principal payments on revolving line of credit and
          long-term debt                                                            (120,239)              (43,793)
     Cash overdraft                                                                   (2,151)                1,465
     Debt issuance costs                                                                (708)                 (421)
     Proceeds received from life insurance                                              --                  10,000
                                                                                   ---------             ---------
                    Net cash provided by financing activities                          6,711                11,351
                                                                                   ---------             ---------
(Decrease) increase in cash and cash equivalents                                          (7)                    9

Cash and cash equivalents at beginning of period                                           15                  --
                                                                                   ---------             ---------
Cash and cash equivalents at end of period                                         $       8             $       9
                                                                                   =========             =========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ACCOUNTING POLICIES

         The unaudited interim consolidated financial statements presented herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. These unaudited interim consolidated financial statements should be read in conjunction with the other disclosures contained herein and with the Company's audited consolidated financial statements and notes thereto contained in the Company's Annual Form 10-K for the year ended December 31, 1998. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire fiscal year.

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

3.   INVENTORIES

         Coal inventories are stated at the lower of average cost or market and amounted to approximately $5,635,000 and $4,415,000 at June 30, 1999 and December 31, 1998, respectively. Supply inventories are stated at the lower of average cost or market and amounted to approximately $499,000 and $1,461,000 at June 30, 1999 and December 31, 1998, respectively.

4.   LOSS ON IMPAIRMENT AND RESTRUCTURING

         During the second quarter of 1999 the Company reviewed the carrying value of computer software and determined that with the addition of contract miners at the deep mine operations certain software would not be utilized in operations. The Company recorded an impairment loss of $1.1 million in connection with the discontinuance of the use of the software. In addition, the Company recorded an impairment of $2.4 million relating to properties located in Tazwell County, Virginia.

5.   SUBSEQUENT EVENTS

         In July, 1999, the Company sold certain coal reserves in Preston and Taylor Counties, West Virginia for $1.25 million in cash plus royalties on future production. A gain of approximately $492,000 from this sale will be recognized in the third quarter of 1999.

         Under the Put Agreement, dated August 25, 1999, between the Company and JJF Group Limited Liability Company ("JJF Group"), JJF Group has the right to require the Company to purchase shares of its common stock at a specified price per share in August, 1999, 2000 and 2001. If exercised, the total purchase price to be paid by the Company to JJF Group on each of those dates is approximately $1,505,000, $1,604,000 and $6,891,000, respectively, plus accrued interest. On July 20, 1999, JJF Group exercised its right to require the Company to purchase 305 shares of common stock for an aggregate price of approximately $2.1 million including interest. Closing of the purchase was scheduled to occur on August 15, 1999. However, the Company and JJF Group have agreed to extend the required closing date until September 30, 1999. The Company and JJF Group have also agreed to continue negotiations regarding a possible restructuring of the Put Agreement on terms satisfactory to the Company and JJF Group. There can be no assurance that the Company and JJF Group will reach agreement on terms acceptable to the Company, if at all.

         The Foothill Loan Agreement provides that in order to advance funds to the Company and other Guarantors, the borrowers under such Agreement must have borrowing availability of at least $5 million after giving effect to such advances and for the thirty days immediately preceding such advances. During the month of July, 1999 the Company's borrowing base declined below $5 million on five separate days. The borrowers have continued to advance funds to the Company and the Guarantors, which advances constitute a violation of the intercompany loan covenant under the Foothill Loan Agreement. Foothill is aware of the violation and is currently discussing this matter with the Company. Foothill has not declared a default under the Foothill Loan Agreement as a result of this covenant violation.

6.  SUBSIDIARY GUARANTEES

         The Company is a holding company with no assets other than its investments in its subsidiaries. The Company's $125 million Senior Notes due October 2007 (the "Senior Notes") are guaranteed by certain subsidiaries of the Company (collectively, the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a wholly-owned subsidiary of the Company and has fully and unconditionally guaranteed the Senior Notes on a joint and several basis. The following tables summarize the financial position, results of operations and cash flows for the Company, the Guarantor Subsidiaries and the subsidiaries of the Company which did not guarantee the Senior Notes (collectively, "Non-Guarantor Subsidiaries"). The Company has not presented separate financial statements and other disclosure regarding the Guarantor Subsidiaries because management has determined that such information is not material to investors. The restrictions affecting the ability of the Guarantor Subsidiaries to make distributions to the Company or other Guarantor Subsidiaries are set forth in the Loan and Security Agreement dated November 21, 1998, among the Company, Foothill Capital Corporation and others (the "Foothill Loan Agreement"). The ability of the Guarantor Subsidiaries to make distributions is also affected by law generally (e.g., adequate capital to pay dividends under corporate law).

                                                                              AS OF AND FOR THE SIX MONTHS
                                                                                  ENDED JUNE 30, 1999
                                                         -----------------------------------------------------------------------
                                                                                     (IN THOUSANDS)
                                                                                                                      ANKER COAL
                                                         ANKER COAL      GUARANTOR    NON-GUARANTOR      CONS.          GROUP
                                                            GROUP           SUBS.          SUBS.        ADJUST.         CONS.
                                                            -----           -----          -----        -------         -----
BALANCE SHEET
Total current assets                                     $   3,683      $  32,142      $    --        $   2,960      $  38,785
Investment in subsidiaries                                  55,925           --             --          (55,925)          --
Properties, net                                               --           96,600          7,290           --          103,890
Other assets
                                                              --           52,601           --             --           52,601
                                                         ---------      ---------      ---------      ---------      ---------
          Total assets                                   $  59,608      $ 181,343      $   7,290      $ (52,965)     $ 195,276
                                                         =========      =========      =========      =========      =========

Total current liabilities                                    1,950         38,225            326          2,960         43,461
Long-term debt                                                --          149,650           --             --          149,650
Intercompany payable (receivable), net                     (54,169)        46,280          7,889           --             --
Other long-term liabilities                                  6,745         21,541           --             --           28,286
Mandatorily redeemable preferred stock                      25,591           --             --             --           25,591
Common stock available for repurchase                        8,495           --             --             --            8,495
Total stockholders' equity                                  70,996        (74,353)          (925)       (55,925)       (60,207)
                                                         ---------      ---------      ---------      ---------      ---------
          Total liabilities and stockholders' equity     $  59,608      $ 181,343      $   7,290      $ (52,965)     $ 195,276
                                                         =========      =========      =========      =========      =========

STATEMENT OF OPERATIONS
Coal sales and related revenues                               --        $ 114,223           --             --        $ 114,223
Cost of operations and operating expenses                     --          119,573      $     120           --          119,693
                                                         ---------      ---------      ---------      ---------      ---------
     Operating loss                                           --           (5,350)          (120)          --           (5,470)
Other expense                                            $    (279)        (5,779)          --             --           (6,058)
                                                         ---------      ---------      ---------      ---------      ---------
     Loss before taxes                                        (279)       (11,129)          (120)          --          (11,528)
Income tax benefit                                             200           --             --             --              200
                                                         ---------      ---------      ---------      ---------      ---------
     Net loss                                            $     (79)     $ (11,129)     $    (120)          --        $ (11,328)
                                                         =========      =========      =========      =========      =========

STATEMENT OF CASH FLOWS
Net cash used in operating activities                         --        $  (3,375)          --             --        $  (3,375)
                                                         =========      =========      =========      =========      =========
Net cash used in investing activities                         --        $  (3,343)          --             --        $  (3,343)
                                                         =========      =========      =========      =========      =========
Net cash provided by financing activities                     --        $   6,711           --             --        $   6,711
                                                         =========      =========      =========      =========      =========

7.  COMMITMENTS AND CONTINGENCIES

         In 1998, certain subsidiaries of the Company (the "Plantiffs") sued Consolidation Coal Company ("Consol"), the Social Security Administration (the administrator of the 1992 Coal Act, also known as the Rockefeller Bill), and the Trustees of the United Mine Workers of America Combined Benefit fund (the "Trustees") in the United States District for the Western District of Pennsylvania claiming that (i) Consol is responsible for paying certain of the Plantiffs 1992 Coal Act premiums relating to employees that were affected by Consol's breach of several contract mining agreements in the early 1980's (approximately 1/3 of the Plantiffs entire premium); (ii) the Social Security Administration should be enjoined from continuing to invoice the Company for these payments that should be made by Consol; and (iii) the 1992 Coal Act is unconstitutional. The Trustee's filed a counterclaim against the Plantiffs for the amount of premiums they have failed to pay as a result of their claim against Consol. The court granted the Trustees motion for summary judgment on their counterclaim, and the court granted the motions to dismiss filed by Consol and the Social Security Administration.

         The Plaintiffs appealed to the United States Third Circuit Court of Appeals. The appeals court reversed the trial court ruling with respect to Consol. However, the appeals court affirmed all other trial court rulings.Thus, the appeals court ruled that the Plaintiffs can pursue their reimbursement claim against Consol, but while that claim is proceeding they must pay the disputed portion of their 1992 Coal Act premiums. At this time, the disputed portion of premiums, including interest and penalties, is approximately $1.3 million. Interest accrues at the post judgment rate of 9% per year.

         The Plaintiffs filed a writ of certiorari with the United States Supreme Court on August 12, 1999. The Third Circuit's judgment has been stayed pending the Supreme Court's denial of the writ or otherwise ruling against the Plaintiffs. Because the Supreme Court is currently in recess until October, 1999, it is unlikely that the Plaintiffs will be required to pay the judgment before October, 1999. The entire judgement has been fully accrued by the Company in prior years. In the event the Plaintiffs are required to pay the judgment, the Plaintiffs will fund the judgment with borrowings under the Foothill Loan Agreement, if available.

         The Plaintiffs is a party to various other lawsuits and claims incidental to its business. While it is not possible to predict accurately the outcome of these matters, management believes that none of these actions will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

         The following table sets forth the amounts outstanding and borrowing availability under the Foothill Loan Agreement as of certain dates:

                                                   REVOLVING           REVOLVING
                                                    CREDIT               CREDIT
             DATE                 TERM LOAN        BORROWINGS         AVAILABILITY
             ----                 ---------        ----------         ------------
                                                  (IN MILLIONS)
           12/31/98               $  15.0            $  1.9             $  15.5
           01/31/99                  14.8               4.5                14.3
           02/28/99                  14.6               1.9                14.3
           03/31/99                  14.4               1.4                16.5
           04/30/99                  14.2              12.9                 6.3
           05/31/99                  14.1              11.8                 5.4
           06/30/99                  13.9              12.9                 6.9
           07/31/99                  12.5              11.0                 7.0
           08/13/99                  12.3              12.4                 5.9

The term loan changes are based on the normal amortization of the loan and the application of $1,250,000 from the sale of certain assets in Preston County, West Virginia. The increase in the revolving credit borrowings is primarily related to the Company's borrowing to make the interest payment under the Senior Notes on April 29, 1999, performing reclamation in Webster County, West Virginia and capital expenditures. Revolving credit availability has been reduced as a result of increases in borrowings and lower coal production and coal shipments. Future revolving credit availability will be impacted by changes in coal production and the resulting changes in coal inventory and accounts receivable.

         In accordance with the Company's business plan, the Company has been implementing contract mining services at its underground operations. The transition from company run mines to contractor run mines may result in decreased coal production. In addition, the contract miner for the Company's Barbour County operation is moving the production units from the eastern portion of the reserve to the western portion. This may also result in lower coal production. The Company believes it can manage this transition to avoid any material decline in production. However, no assurance can be made that coal production will remain stable during this transition and in the future. A decrease in coal production will cause a decline in revolving credit availability.

         The Foothill Loan Agreement provides that in order to advance funds to the Company and other Guarantors, the borrowers under such Agreement must have borrowing availability of at least $5 million after giving effect to such advances and for the thirty days immediately preceding such advances. During the month of July, 1999, the Company's borrowing base declined below $5 million on five separate days. The borrowers have continued to advance funds to the Company and the Guarantors, which advances constitute a violation of the intercompany loan covenant under the Foothill Loan Agreement. Foothill is aware of the violation and is currently discussing this matter with the Company. Foothill has not declared a default under the Foothill Loan Agreement as a result of this covenant violation.

         The Company has budgeted approximately $9.3 million for capital expenditures for 1999. Of this amount, approximately $1.4 million relates to the development of new mining operations in Upshur County, West Virginia. As of June 30, 1999, the Company has incurred approximately $4.1 million of capital expenditures. With the transition to contractor run mines certain capital expenditures will no longer be necessary resulting in lower expected capital expenditures.

         In addition to capital expenditures, operating expenses and debt service requirements, the Company expects to incur exit costs with respect to its Webster County operations, equipment leasehold termination costs, potential cash security requirements to obtain reclamation bonds for new mining permits and payments required under the Put Agreement.

         Under the Put Agreement, JJF Group has the right to require the Company to purchase shares of its common stock at a specified price per share in August, 1999, 2000 and 2001. If exercised, the total purchase price to be paid by the Company to JJF Group on each of those dates is approximately $1,505,000, $1,604,000 and $6,891,000, respectively plus accrued interest. On July 20, 1999, JJF Group exercised its right to require the Company to purchase 305 shares of common stock for an aggregate price of approximately $2.1 million including interest. Closing of the purchase was scheduled to occur on August 15, 1999. However, the Company and JJF Group have agreed to extend the required closing date until September 30, 1999. The Company and JJF Group have also agreed to continue negotiations regarding a possible restructuring of the Put Agreement on terms satisfactory to the Company and JJF Group. There can be no assurance that the Company and JJF Group will reach an agreement on terms acceptable to the Company, if at all.

         In late 1998, the Company developed a plan designed to improve its financial performance and provide adequate short and long-term liquidity. The Company's plan consists of four components: (1) obtain more flexible senior financing; (2) improve cash flow from operations; (3) raise cash by selling certain assets; and (4) reduce the Company's debt and secure additional liquidity.

         The first component of the plan was completed in November 1998, upon the closing of the Foothill Loan Agreement. As more fully described in the Form 10-K for the year ended December 31, 1998, the Foothill Loan Agreement provides for up to a $40 million working capital revolver and a $15 million term loan. Commitments under the Foothill Loan Agreement will expire in 2002. Borrowings are secured by a lien on substantially all of the assets of the Company. The working capital revolver is an "asset based" facility, meaning that borrowings are based on 85% of eligible accounts receivable and 65% of eligible inventory, subject to certain limitations and qualifications. In addition to regularly scheduled amortizing principal and interest payments, the Foothill Loan Agreement requires that the Company apply the first $5 million of proceeds from certain designated asset sales to the repayment of the $15 million term loan facility. Proceeds from the designated asset sales in excess of $5 million may be used by the Company for working capital. Proceeds used to repay the term loan cannot be reborrowed.

         The second component of the Company's plan is to improve cash flow by using contract mining services for its underground mining operations. The Company believes that by utilizing contract miners it will reduce operating expenses, general and administrative expenses and month-to-month cost fluctuations. In addition, the Company will have reduced capital costs because the contract miners will be responsible for mine development and maintenance capital expenditures. The Company has made progress on this component of the plan. In early April, the Company entered into a contract mining agreement for the operations in Garrett County, Maryland, and the contract miner began operations on April 12, 1999. In addition, the Company entered into contract mining agreements for its mining operations in Upshur County and Barbour County, West Virginia. The contract miner for these mines began operations on June 1, 1999. The Company has also entered into a contract mining agreement with another contract miner for the operations in Raleigh County, West Virginia. The contract miner began operations at that mine on July 5, 1999.

         The third component of the Company's plan involves the sale of certain non-operating assets and non-strategic operating properties. The non-operating assets which the Company is seeking to sell are those that require substantial development costs and/or have significant holding costs. The operating properties which the Company plans to sell either complement non-operating assets being held for sale or are not integral to the Company's long-term operating strategy. The Company has been discussing the sale of these properties with third parties. In July 1999, the Company sold coal reserves in Preston and Taylor Counties, West Virginia for $1.25 million in cash plus royalties on future production. The cash proceeds from this asset sale were applied to reduce the term loan facility. The Company believes that its efforts to market other properties to date have been hampered by its financial condition. The Company plans to continue its efforts to dispose of these assets and believes that it will be successful in selling all or a part of these assets during the next twelve to twenty-four months. However, there can be no assurance that asset sales will be completed on terms acceptable to the Company, if at all. The Company is also planning to evaluate reasonable offers on other assets as opportunities develop. The coal reserves in Preston and Taylor Counties, West Virginia which the Company recently sold were not included in the designated asset sales. Therefore, cash proceeds from this sale were not credited against the $5 million asset sale basket.

         The fourth and final component of the plan involves reducing the Company's overall debt level has been and securing additional liquidity. To that end, since mid-April, 1999, the Company has been in discussion with Rothschild Recovery Fund, L.P. ("Rothschild") regarding a restructuring of its Senior Notes. The transaction initially under discussion was aimed primarily at reducing the Company's outstanding debt by offering holders of Senior Notes an incentive, in the form of collateral and advance funding of three semi-annual interest payments, to exchange them for a smaller principal amount of new notes. In the course of those discussions, however, the Company determined that it required approximately $15 million of additional liquidity to implement its business plan and meet working capital needs. In order to accomplish these needs, the Company is currently negotiating with Rothschild and various other parties concerning a transaction in which (i) the Company would privately issue new senior secured notes ("New Money Notes") and (ii) as previously disclosed, existing Senior Notes would be exchanged for newly issued 12.50% senior secured notes due 2007 (the "Exchange Notes") with a principal amount equal to 75% of the principal amount of the Senior Notes being exchanged. The New Money Notes and the Exchange Notes would be secured by liens on certain assets of the Company and its subsidiaries junior to the lien under the Foothill Loan Agreement. The lien securing the Exchange Notes would be junior to the lien securing the New Money Notes. Exchanging holders will be asked to consent to certain modifications of the covenants contained in the indenture for the Senior Notes. The Company expects to offer the opportunity to exchange Senior Notes for Exchange Notes initially to certain qualified buyers in a private transaction and subsequently to all remaining holders of Senior Notes in accordance with applicable securities laws under which the Exchange Notes issued in the subsequent exchange would be freely tradable.

         A portion of the proceeds of sale of the New Money Notes would be (i) used to pay accrued interest on the Senior Notes exchanged for Exchange Notes;
(ii) escrowed with the indenture trustee for the Exchange Notes to pay the first three interest payments on the Exchange Notes; and (iii) escrowed with the indenture trustee for the New Money Notes to pay the first 18 months interest payments on the New Money Notes. All remaining proceeds would be used by the Company to pay down outstanding amounts under the revolving credit facility under the Foothill Loan Agreement and for the Company's working capital and cash flow needs. Purchasers of the New Money Notes would also receive warrants to purchase a minority equity stake in the Company.

         As noted above, the Company has not completed negotiations of this potential restructuring and sale of New Money Notes. Moreover, it should be noted that consummation of the proposed exchange, indenture amendments and private sale will be subject to a number of conditions, including, without limitation, approval of the modifications to the indenture for the Senior Notes by holders of a majority of the outstanding Senior Notes, negotiation of definitive documentation satisfactory to the Company and participation in the private exchange offer of a satisfactory level of holders of Senior Notes. There can be no assurance that the Company will complete the restructuring of the Senior Notes or the sale of the New Money Notes as described above. The Company is currently evaluating the accounting and tax implications of this restructuring.

         The Company structured and is currently implementing the plan as described above to address its liquidity needs. Pending completion of the proposed restructuring and the infusion of additional capital, the Company requires additional short-term funding for its operations. The Company is in negotiations to secure $3 million of interim funding structured as a participation in the Foothill Loan Agreement. The Company cannot predict whether or not these negotiations will be successfully completed. In the absence of the availability of interim funding or the closing of the proposed restructuring and private placement, the Company expects its borrowing ability and cash reserves to be exhausted within the next 30 days. The Company will be monitoring the borrowing availability under the Foothill Loan Agreement and the Company's liquidity position, and evaluating financial and operating alternatives to stabilize its borrowing availability.

         Even assuming the Company overcomes its current liquidity problems outlined above, the Company's ability to generate sufficient liquidity for 1999 and comply with financial covenants under its debt arrangements will depend on the successful implementation of all aspects of the Company's plan as outlined above, the improvement of future operating performance, the consummation of asset sales, and the waiver of conditions under the Foothill Loan Agreement, as well as prevailing economic conditions and financial, business and other factors, many of which are beyond the Company's control. There can be no assurance that the Company can accomplish these objectives or that it will not be adversely affected by matters beyond its control.

         The description of the proposed restructuring of the Senior Notes and the issuance of New Money Notes is not and shall not be deemed to constitute an offer to sell or the solicitation of an offer to buy any security or the solicitation of any consent. The Exchange Notes and the New Money Notes have not been registered under the Securities Act of 1933 and will not be offered or sold in the United States absent registration or an applicable exemption from registration, nor shall there be any sale of such securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

         COAL SALES AND RELATED REVENUES. Coal sales and related revenues were $57.3 and $114.2 million for the three and six months ended June 30, 1999 compared to $76.3 and $147.9 million for the same periods of 1998, decreases of 24.9% and 22.8%, respectively. Coal sales volume was 2.6 and 5.2 million tons for the three and six months ended June 30, 1999 compared to 3.2 and 6.2 million tons for the same periods a year ago, decreases of 18.8% and 16.1%, respectively. The decreases are due to the following:

         1) Tonnage levels were lower in the first and second quarters of 1999 due to idling the Company's Webster County surface mine in December 1998. The Company is currently reclaiming the properties associated with the idled surface mine. The contract deep mine in Webster County continues to operate; however, production from the deep mine is expected to cease in the third quarter of 1999 as the reserves are fully depleted.

         2) Tonnage levels were lower in the first and second quarters of 1999 due to idling the Grant County surface mine in December 1998. This surface mine was idled because the Company had mined all of its then permitted reserves and was not able to obtain a new mining permit for its adjacent properties which would have allowed for the continuation of the surface mining operation. Moreover, with the idling of the surface mine, the Company was unable to sell the portion of production from its Grant County deep mine which had previously been blended with coal from the surface mine. As a result of this and other factors, the Company idled the deep mine in February 1999, which also caused an additional decline in coal production. The Company is currently working with the appropriate regulatory agencies to secure the new mining permit for the surface operation. The issuance of this permit will depend on numerous factors, many of which are beyond the control of the Company. There can be no assurance that this will occur or that the operations in Grant County will resume.

         3) Tonnage levels were lower in the first and second quarters of 1999 due to the completion of one contract mining operation in Preston County during the fourth quarter of 1998. Production is expected to cease at the remaining contract deep mine in Preston County at the end of 1999 due to the depletion of the reserve base.

         4) Tonnage levels were lower in the first and second quarters of 1999 due to the implementation of a reduced production schedule at the Company's Raleigh County deep mine. The reduced production schedule became necessary to control growing inventory levels resulting from the weak metallurgical coal market. The Raleigh County deep mine will continue to produce at a reduced tonnage level throughout 1999.

         While the Company experienced lower production at certain mines as described above, tonnage levels during the first and second quarters of 1999 as compared to the same periods for 1998 increased at the Company's Upshur County, West Virginia deep mine and Garrett County, Maryland deep mine.

         COST OF OPERATIONS AND SELLING EXPENSES. The cost of operations and selling expenses totaled $53.1 and $103.4 million for the three and six months ended June 30, 1999 compared to $72.9 and $140.9 million for the same periods of 1998, decreases of 27.2% and 26.6%, respectively. The cost of operations and selling expenses was $20.42 per ton shipped for the three months ended June 30, 1999 compared to $22.78 per ton for the three months ended June 30, 1998, a decrease of 10.4% and for the six months ended June 30, 1999 the cost of operations and selling expenses was $19.88 per ton shipped compared to $22.73 for the six months ended June 30, 1998, a decrease of 12.5%. The decreases resulted from the implementation of the Company's plans to restructure the operation of its underground mining operation, and the idling of some of the Company's higher cost mines.

         OTHER OPERATING EXPENSES. Other operating expenses for the three and six months ended June 30, 1999 were $6.5 and $12.8 million compared to $6.9 and $13.3 million for the three and six months ended June 30, 1998. Included in other operating expenses are general and administrative expenses and depreciation, depletion and amortization.

         General and administrative expenses decreased 20% for the three months ended June 30, 1999 to $2.0 million compared to $2.5 million for the three months ended June 30, 1998. In addition, general and administrative expenses decreased 23.5% for the six months ended June 30, 1999 to $3.9 million compared to $5.1 million for the six months ended June 30, 1998. The decrease in general and administrative expenses primarily resulted from management changes made as the Company restructured its mining operations.

         Remaining consistent for the three months ended June 30, 1999 and 1998 were depreciation, depletion and amortization of $4.4 million. For the six months ended June 30, 1999, depreciation, depletion and amortization increased 7.3% to $8.8 million compared to $8.2 million for the six months ended June 30, 1998. Due to the restructuring of the Company's mining operations that took place in 1998, the Company reviewed the carrying value of long-lived assets, based on whether they are recoverable from future undiscounted operating cash flows and appropriately impaired the necessary assets in 1998 and adjusted prospectively the remaining asset life based on the cash flow analysis. Accordingly, the useful life of goodwill was reduced from 40 years to a prospective period ranging from 3 to 20 years and certain fixed assets had a reduction in the useful life resulting in a higher depreciation, depletion and amortization.

         LOSS ON IMPAIRMENT AND RESTRUCTURING CHARGES. During the first quarter of 1998, the Company recorded an additional impairment loss of $0.3 million to adjust the Company's investment in Oak Mountain to its fair market value. There were no additional investments in Oak Mountain in the second quarter of 1998. Also during the second quarter of 1998, the Company initiated steps to reduce general and administrative expenses and restructure the mine operating plans. In connection with this effort, the Company recorded $0.1 million of restructuring charges relating to management changes and $1.4 million relating to impairment losses on certain pieces of mining equipment.

         During the second quarter of 1999 the Company reviewed the carrying value of computer software and determined that with the addition of contract miners at the deep mine operations certain software would not be utilized in operations. The Company recorded an impairment loss of $1.1 million in connection with the discontinuance of the use of the software. In addition, the Company recorded an impairment of $2.4 million relating to properties located in Tazwell County, Virginia.

         INTEREST EXPENSE. Interest expense was $3.9 and $7.5 million for the three and six months June 30, 1999 compared to $3.3 and $6.1 million for the three and six months ended June 30, 1998, an increase of 18.2% and 23%, respectively. The increases were due to an increase in the average outstanding indebtedness and average effective interest rate in the respective periods.

         INCOME TAXES. The income tax benefit for the three and six months ended June 30, 1999 is based on the effective tax rate expected to be applicable for the full year. The Company has established a full valuation allowance on the net operating loss carryforwards, capital loss carryforwards and contribution carryforwards because the realization of these assets is uncertain. In addition, the Company received a refund of $0.2 million in the first quarter of 1999 related to a prior year federal tax deposit.

         NET LOSS. For the three and six months ended June 30, 1999, the Company's net loss was $8.8 and $11.3 million compared to a net loss of $5.7 and $9.9 million for the same periods of 1998, a decrease of $3.1 and $1.4 million, respectively. The decreases in net loss are primarily due to the reduction of operating and selling expenses as mentioned above.

YEAR 2000

         The Year 2000 ("Y2K") issue is the result of computer programs that were written using two digits, rather than four, to define the applicable year. Any of the Company's computers, computer programs, mining or administration equipment that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If any of the Company's systems or equipment has date-sensitive software using only two digits, system failures or miscalculations may result causing disruptions of operations or disruptions in normal business activities.

         During 1998, the Company created an internal project team to assess the Y2K issue and identified risks in four general categories: internal business software and systems, mine operating equipment, coal processing facilities and other.

         Internal Business Software and Systems. During July and August of 1998, file servers, hubs, switches, routers and individual PCs and workstations, were tested for Y2K compliance. As of June 30, 1999, the process was substantially complete. A final review of all internal systems as described in the initial Y2K plan is to be conducted during the beginning of the fourth quarter of 1999. The Company's estimated cost for 1999 is $0.2 million and will be funded through normal operating cash.

         Mine Operating Equipment. The Y2K project team has evaluated each piece of operational mining equipment to ensure compliance for the Y2K issue. In this process, a person from the project team is serving as the coordinator between the mining operations and vendors to assess compliance. At the mining locations, a person familiar with the equipment has been chosen to assess any computer embedded chips within each piece of equipment. The coordinator has compiled a list from each location. The assessment and remediation on mine operating equipment has been completed as of June 30, 1999.

         Coal Processing Facilities. The Y2K project team has also identified a person to serve as coordinator between the mine sites and vendors to assess Y2K compliance in relation to the Company's coal processing facilities. Coal processing facilities are composed of various components such as electronic belt scales, analyzers and controllers. Each plant and its components have been assessed. The Company's estimated cost has been estimated not to exceed budgeted amounts. As of June 30, 1999 the assessment has been completed at all coal processing facilities. The remediation on coal processing facilities should be complete by September 30, 1999.

         Other. In addition to the three major categories above, the Company is in the process of identifying and contacting its critical suppliers, customers and service providers to ensure their readiness for the year 2000. As of March 31, 1999, the Company had completed its identification process and is in the process of contacting these critical parties with respect to their Y2K compliance. As of June 30, 1999, 85% of critical suppliers, customers and service providers have been reviewed. This process is continuing as planned. Delays have been attributed to obtaining responses from non critical vendors and the transfer to contract mining operations. The process is expected to be completed by the end of the third quarter 1999.

         Currently, the Company, due to compliance of Y2K issues, does not expect to develop contingency plans for any operation. To date, expenditures on Y2K have been minimal and funded by operating cash. Based on preliminary information, the majority of the project cost will be attributed to the purchase of new software to meet future industry requirements and will be capitalized. The total remaining project cost will be expended as incurred over the next five months. Management believes that the Company is devoting the necessary resources to identify and resolve significant Y2K issues in a timely manner.

DIVIDEND RESTRICTIONS AFFECTING SUBSIDIARIES

         For a discussion of dividend restrictions affecting subsidiaries, see notes 5 and 6 to the financial statements contained in Item 1 of the Form 10-Q and Item 2 "Liquidity and Capital Resources; Going Concern Opinion."

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

             Exhibit Number            Description of Exhibit

                  10.1 Amendment No. 1 to Loan Documents dated as of August 4, 1999 amending the Loan and Security Agreement, dated as of November 21, 1998 by and among certain Subsidiaries of Anker Coal Group, Inc. (the "Borrowers"), certain financial institutions party thereto (the "Lenders") and Foothill Capital Corporation, as agent (the "Agent")

                  10.2 Contract Mining Agreement dated as of June 25, 1999 by and between Anker West Virginia Mining Company, Inc. ("AWVMC") and Baylor Mining, Inc. for contract mining services to be provided at the underground coal mining operation and related surface facilities in Raleigh County, West Virginia, known as the "BayBeck Mine."*

                  10.3 Contract Mining Agreement dated as of June 24, 1999 by and between AWVMC and BJM Coal Company for contract mining services to be provided in connection with coal reserves in the Middle Kittanning seam in Upshur County, West Virginia.*

                  10.4 Contract Mining Agreement dated as of April 9, 1999 by and between AWVMC and Steyer Fuel, Inc. for contract mining services to be provided at the underground mining operation in the Bakerstown seam of coal in Garrett County, Maryland, known as the "Steyer Mine."*

                  10.5 Employment Agreement dated as of May 1, 1999 by and between Anker Energy Corporation and William D. Kilgore.

                  27       Financial Data Schedule

                  * A portion of the exhibit, as indicated therein, has be redacted pursuant to a request for confidential treatment filed with the Commission.

(b)      Reports on Form 8-K.

Form 8-K, dated April 1, 1999, reporting on Item 5, regarding an agreement in principle with Rothschild Recovery Fund, L.P.

Form 8-K, dated April 16, 1999, reporting on Item 5, regarding negotiations with Rothschild Recovery Fund, L.P. in connection with a proposed exchange transaction with respect to the Company's 9-3/4% Senior Notes due 2007.

Form 8-K, dated April 30, 1999, reporting on Item 5, regarding appointment of William D. Kilgore as Chairman and Chief Executive Officer.

Form 8-K, dated May 5, 1999, reporting on Item 5, regarding contract mining agreements entered into by the Company.

Form 8-K, dated May 28, 1999, reporting on Item 5, regarding the Company's decision to explore alternatives to obtain additional sources of liquidity.

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



DATE:  August 16, 1999