Form 10-Q
period 1999-09-30
ANKER COAL GROUP INC
filed 1999-11-15
CIK 1022356

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------


                                    FORM 10-Q

                               -------------------


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of outstanding shares of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $.01 per share par value, 7,108 shares (November 11, 1999)

                             ANKER COAL GROUP, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS
         Consolidated Statements of Operations -
                      Three and Nine Months Ended September 30, 1999 and 1998.............................................1

         Consolidated Balance Sheets -
                  September 30, 1999 and December 31, 1998................................................................2

         Consolidated Statements of Cash Flows -
                      Nine Months Ended September 30, 1999 and 1998.......................................................3

         Notes to Consolidated Financial Statements ....................................................................4-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ..........................................................................7-13


                                                         PART II

ITEM 1.  LEGAL PROCEEDINGS...............................................................................................13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K    ............................................................................13


         Signature Page..................................................................................................14


                           FORWARD-LOOKING DISCLAIMER

This report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of the performance of the Company, the ability of the Company to implement its business plan or related industry developments. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Readers are further cautioned that actual results, levels of activity, performance or achievements of the Company, or industry results may differ materially from those described or implied in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company. These factors include, but are not limited to: general economic and business conditions; the ability of the Company to implement its business plan; the availability of liquidity and capital resources; the ability of the Company to achieve anticipated cost savings; the ability of the Company to secure new mining permits; changes in the industry; weather; unexpected maintenance problems; adverse geologic conditions; variations in coal seam thickness; variations in rock and soil overlying the coal deposit; variations in rock and other natural minerals; a disruption in or an increase in the cost of transportation services; early modification or termination of the Company's long-term coal supply contracts; competition within the coal production and electricity generation industries; regulatory uncertainties; price fluctuations; and labor disruptions.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                               THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                           SEPTEMBER 30,
                                                             1999               1998                 1999               1998
                                                             ----               ----                 ----               ----
                                                                   (unaudited)                            (unaudited)
Coal sales and related revenue                            $  60,070           $  78,217           $ 174,293           $ 226,111

Expenses:
      Cost of operations and selling expenses                53,971              73,512             157,419             214,443
      Depreciation, depletion and amortization                4,591               4,792              13,430              13,009
      General and administrative                              2,836               2,679               6,781               7,767
      Loss on impairment and restructuring                    1,065               5,517               4,526               7,346
                                                          ---------           ---------           ---------           ---------
          Total expenses                                     62,463              86,500             182,156             242,565
                                                          ---------           ---------           ---------           ---------

          Operating loss                                     (2,393)             (8,283)             (7,863)            (16,454)

Interest, net of $386 capitalized for the
 nine months September 30,1998                               (3,711)             (3,301)            (10,911)             (9,421)
Other income, net                                             1,158                 273               2,579                 821
                                                          ---------           ---------           ---------           ---------

          Loss before income taxes                           (4,946)            (11,311)            (16,195)            (25,054)

Income tax benefit                                               --              (3,167)               (200)             (7,015)
                                                          ---------           ---------           ---------           ---------

          Net loss                                           (4,946)             (8,144)            (15,995)            (18,039)

Mandatorily redeemable preferred stock dividends               (352)               (334)             (1,055)             (1,004)
Mandatorily redeemable preferred stock accretion               (150)               (150)               (450)               (450)
Common stock available for repurchase accretion                (142)                 --                (421)                 --
                                                          ---------           ---------           ---------           ---------

          Net loss available to common
          stockholders                                    $  (5,590)          $  (8,628)          $ (17,921)          $ (19,493)
                                                          =========           =========           =========           =========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                             (IN THOUSANDS)
                                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                                        1999                1998
                                                                                        ----                ----
                                                                                     (unaudited)
Current assets:
      Cash and cash equivalents                                                       $      21           $      15
      Accounts receivable                                                                25,431              27,887
      Inventories                                                                         3,279               5,876
      Current portion of long-term notes receivable                                         682                 986
      Prepaid expenses and other                                                          3,271               1,989
      Deferred income taxes                                                               3,683               3,683
                                                                                      ---------           ---------
          Total current assets                                                           36,367              40,436
Properties:
      Coal lands and mineral rights                                                      62,535              62,398
      Machinery and equipment                                                            71,893              72,355
                                                                                      ---------           ---------
                                                                                        134,428             134,753
      Less allowances for depreciation, depletion and amortization                       34,023              26,161
                                                                                      ---------           ---------
                                                                                        100,405             108,592
Other assets:
      Assets held for sale                                                                9,000              10,000
      Advance minimum royalties                                                           5,963               4,453
      Goodwill, net of accumulated amortization of $3,700 and $2,517 at
          September 30, 1999 and December 31, 1998, respectively                         20,389              21,572
      Other intangible assets, net of accumulated amortization of $1,419
          and $694 at September 30, 1999 and December 31, 1998, respectively              5,493               6,268
      Notes receivable                                                                    3,495               3,735
      Other assets                                                                        5,930               6,664
                                                                                      ---------           ---------
          Total assets                                                                $ 187,042           $ 201,720
                                                                                      =========           =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable:
          Trade                                                                          10,319              10,982
          Affiliate                                                                         547                 480
      Cash overdraft                                                                      2,928               5,111
      Accrued interest                                                                    6,310               3,365
      Accrued expenses and other                                                         10,150              11,287
      Accrued leasehold termination                                                       3,214               3,957
      Accrued reclamation expenses                                                        5,015               5,234
      Current maturities of long-term debt                                                2,472               2,777
      Common stock available for repurchase                                               3,695               1,505
                                                                                      ---------           ---------
          Total current liabilities                                                      44,650              44,698
Long-term debt                                                                          147,119             139,934
Other liabilities:
      Accrued reclamation expenses                                                       15,396              17,367
      Deferred income taxes                                                               8,242               8,242
      Other                                                                               4,448               6,272
                                                                                      ---------           ---------
          Total liabilities                                                             219,855             216,513

Commitments and contingencies                                                                --                  --
Mandatorily redeemable preferred stock                                                   26,093              24,588
Common stock available for repurchase                                                     6,891               8,495

Stockholders' equity:
      Preferred stock                                                                    23,000              23,000
      Common stock                                                                           --                  --
      Paid-in capital                                                                    47,900              47,900
      Treasury stock                                                                     (5,100)             (5,100)
      Accumulated deficit                                                              (131,597)           (113,676)
                                                                                      ---------           ---------
          Total stockholders' equity                                                    (65,797)            (47,876)
                                                                                      ---------           ---------
          Total liabilities and stockholders' equity                                  $ 187,042           $ 201,720
                                                                                      =========           =========

                     The accompanying notes are an integral
                 Part of the consolidated financial statements.

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          NINE MONTHS
                                                                                              ENDED
                                                                                          SEPTEMBER 30,
                                                                                    1999                1998
                                                                                    ----                ----
                                                                                         (UNAUDITED)
Cash flows from operating activities:
      Net loss                                                                   $ (15,995)          $ (18,039)
      Adjustments to reconcile net loss to net cash used in operating activities:
      Loss on impairment and restructuring                                           4,526               7,346
      Depreciation, depletion and amortization                                      13,430              13,009
      Gain on sale of property, plant and equipment                                    (77)               (101)
      Debt issuance costs                                                              756                  --
      Deferred taxes                                                                    --              (7,015)
      Changes in operating assets and
      liabilities:
          Accounts receivable                                                        2,456                (670)
          Inventories, prepaid expenses and other                                    1,315               4,298
          Advance minimum royalties                                                 (1,893)             (1,875)
          Accounts payable, accrued expenses and other                              (1,116)              2,711
          Accrued reclamation                                                       (3,121)               (968)
          Other liabilities                                                         (1,824)               (142)
                                                                                 ---------           ---------
              Net cash used in operating activities                                 (1,543)             (1,446)

Cash flows from investing activities:
      Purchases of properties                                                       (5,222)             (8,134)
      Proceeds from sales of property, plant and equipment                           1,690                 345
      Issuance of notes receivable                                                      --                 (20)
      Payments received on notes receivable                                            544               1,010
      Other assets                                                                     794                (310)
      Investment in affiliate                                                           --                (333)
                                                                                 ---------           ---------
          Net cash used in investing activities                                     (2,194)             (7,442)

Cash flows from financing activities:
      Proceeds from revolving line of credit and long-term debt                    187,538              84,600
      Principal payments on revolving line of credit and long-term debt           (180,658)            (75,341)
      Cash overdraft                                                                (2,183)             (3,919)
      Payment of debt issuance costs                                                  (954)               (421)
      Treasury stock purchase                                                           --              (5,100)
      Proceeds received from life insurance proceeds                                    --              10,000
                                                                                 ---------           ---------
          Net cash provided by financing activities                                  3,743               9,819

Increase in cash and cash equivalents                                                    6                 931

Cash and cash equivalents at beginning of period                                        15                  --
                                                                                 ---------           ---------
Cash and cash equivalents at end of period                                       $      21           $     931
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

         Certain amounts in the 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.

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

3.   INVENTORIES

         Coal inventories are stated at the lower of average cost or market and amounted to approximately $2.9 million and $4.4 million at September 30, 1999 and December 31, 1998, respectively. Supply inventories are stated at the lower of average cost or market and amounted to approximately $0.4 million and $1.5 million at September 30, 1999 and December 31, 1998, respectively.

4.   LOSS ON IMPAIRMENT AND RESTRUCTURING

         The Company recorded loss on impairment and restructuring charges of $1.1 million and $4.5 million for the three and nine months ended September 30, 1999.

         The loss on impairment and restructuring recorded in the third quarter consisted of three items. First, the operating sections of the Company's Barbour County deep mine were moved from one area of the reserve to another. As a result of the move, certain unamortized assets were no longer useful in the mining operation, and the Company recorded a $0.6 million charge. Other unamortized assets associated with this area of the Barbour County operation totaling $1.7 million were not impaired because the Company believes these assets will be used for future mining activities. Second, in connection with the close down of the Company's operations in Webster County, the Company recorded $1.0 million of additional charges for reclamation and other close down costs to be incurred over the next seven months. The third component of the loss consists of an income offset of $0.5 million relating to the disposition of certain coal reserves in Preston and Taylor Counties, West Virginia, that were previously impaired during the fourth quarter of 1998.

         During the second quarter of 1999, the Company reviewed the carrying value of computer software and determined that, in connection with the use of contract miners at the Company's deep mines, certain software would no longer be utilized. As a result, the Company recorded an impairment loss of $1.1 million. In addition, the Company recorded an impairment of $2.4 million relating to properties located in Tazewell County, Virginia.

         The Company recorded loss on impairment and restructuring charges of $5.5 million and $7.3 million for the three and nine months ended September 30, 1998. During 1998, the Company impaired its remaining investment in Oak Mountain of $0.3 million and initiated steps to reduce general and administrative expenses by making management changes resulting in $0.2 million of restructuring charges. In addition, the Company recorded an impairment of $2.4 million in the second quarter of 1998 relating to impairment losses on certain pieces of mining equipment.

         During the third quarter of 1998, a reclamation charge of $5.1 million was recorded relating to the Company's operations in Webster County. This reclamation charge was a result of a change in the mine plan for the Webster County surface mine.

5.  SUBSIDIARY GUARANTEES

         The Company is a holding company with no assets other than its investments in its subsidiaries. The Company's $125 million principal amount of 9.75% Senior Notes due October 2007 (the "Old Notes") are guaranteed by certain subsidiaries of the Company (collectively, the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a wholly-owned subsidiary of the Company and has fully and unconditionally guaranteed the Old Notes on a joint and several basis. The following tables summarize the financial position, results of operations and cash flows for the Company, the Guarantor Subsidiaries and the subsidiaries of the Company which did not guarantee the Old Notes (collectively, "Non-Guarantor Subsidiaries"). The Company has not presented separate financial statements and other disclosure regarding the Guarantor Subsidiaries because management has determined that such information is not material to investors. The restrictions affecting the ability of the Guarantor Subsidiaries to make distributions to the Company or other Guarantor Subsidiaries are set forth in the Loan and Security Agreement dated November 21, 1998, among the Company, Foothill Capital Corporation ("Foothill") and the lenders named therein (the "Foothill Loan Agreement"). The ability of the Guarantor Subsidiaries to make distributions is also affected by law generally (e.g., adequate capital to pay dividends under corporate law). See Note 7 for information on the recent private exchange of $108.5 million of Old Notes for New Secured Notes.

                                                                         AS OF AND FOR THE NINE MONTHS
                                                                           ENDED SEPTEMBER 30, 1999
                                                                                 (IN THOUSANDS)
                                                                                                                  ANKER COAL
                                                   ANKER COAL      GUARANTOR     NON-GUARANTOR      CONS.            GROUP
                                                     GROUP            SUBS.          SUBS.          ADJUST.          CONS.
                                                     -----            -----          -----          -------          -----
BALANCE SHEET
Total current assets                               $   3,683       $  29,755              --      $    2,929       $  36,367
Investment in subsidiaries                            55,925              --              --         (55,925)             --
Properties, net                                           --          93,115       $   7,290              --         100,405
Other assets                                              --          50,270              --              --          50,270
                                                   ---------       ---------       ---------       ---------       ---------
          Total assets                             $  59,608       $ 173,140       $   7,290       $ (52,996)      $ 187,042
                                                   =========       =========       =========       =========       =========

Total current liabilities                              3,696          37,965              60           2,929          44,650
Long-term debt                                            --         147,119              --              --         147,119
Intercompany payable (receivable), net               (54,169)         45,954           8,215              --              --
Other long-term liabilities                            6,745          21,341              --              --          28,086
Mandatorily redeemable preferred stock                26,093              --              --              --          26,093
Common stock available for repurchase                  6,891              --              --              --           6,891
Total stockholders' equity                            70,352         (79,239)           (985)        (55,925)        (65,797)
                                                   ---------       ---------       ---------       ---------       ---------
          Total liabilities and stockholders'
               equity                              $  59,608       $ 173,140       $   7,290       $ (52,996)      $ 187,042
                                                   =========       =========       =========       =========       =========

STATEMENT OF OPERATIONS
Coal sales and related revenues                           --       $ 174,293              --              --       $ 174,293
Cost of operations and operating expenses                 --         181,976       $     180              --         182,156
                                                   ---------       ---------       ---------       ---------       ---------
     Operating loss                                       --          (7,683)           (180)             --          (7,863)
Other expense                                      $      --          (8,332)             --              --          (8,332)
                                                   ---------       ---------       ---------       ---------       ---------
     Loss before taxes                                    --         (16,015)           (180)             --         (16,195)
Income tax benefit                                       200              --              --              --             200
                                                   ---------       ---------       ---------       ---------       ---------
     Net income (loss)                             $     200       $ (16,015)      $    (180)             --       $ (15,995)
                                                   =========       =========       =========       =========       =========

STATEMENT OF CASH FLOWS
Net cash provided by (used in)
  operating activities                                   200       $  (1,743)             --              --       $  (1,543)
                                                   =========       =========       =========       =========       =========

Net cash used in investing activities                     --       $  (2,194)             --              --       $  (2,194)
                                                   =========       =========       =========       =========       =========

Net cash provided by financing activities                 --       $   3,743              --              --       $   3,743
                                                   =========       =========       =========       =========       =========

6.  COMMITMENTS AND CONTINGENCIES

         In 1998, certain subsidiaries of the Company (the "Plaintiffs") sued Consolidation Coal Company ("Consol"), the Social Security Administration (the administrator of the Coal Industry Retiree Health Benefits Act of 1992 (the "1992 Coal Act")), and the Trustees of the United Mine Workers of America Combined Benefit Fund (the "Trustees") in the United States District for the Western District of Pennsylvania claiming that (i) Consol is responsible for paying certain of the Plaintiffs' 1992 Coal Act premiums relating to employees that were affected by Consol's breach of several contract mining agreements in the early 1980s (approximately 1/3 of the Plaintiffs' entire premium); (ii) the Social Security Administration should be enjoined from continuing to invoice the Plaintiff for these payments that should be made by Consol; and (iii) the 1992 Coal Act is unconstitutional. The Trustees filed a counterclaim against the Plaintiffs for the amount of premiums they have failed to pay as a result of their claim against Consol. The court granted the Trustee's motion for summary judgment on their counterclaim, and the court granted the motions to dismiss filed by Consol and the Social Security Administration.

         The Plaintiffs appealed to the United States Third Circuit Court of Appeals. The appeals court reversed the trial court ruling with respect to Consol. However, the appeals court affirmed all other trial court rulings. Thus, the appeals court ruled that the Plaintiffs can pursue their reimbursement claim against Consol, but while that claim is proceeding they must pay the disputed portion of their 1992 Coal Act premiums. At this time, the disputed portion of premiums, including interest and penalties, is approximately $1.3 million. Interest accrues at the post judgment rate of 9% per year.

         The Plaintiffs filed a petition for appeal with the United States Supreme Court on August 12, 1999. The Third Circuit's judgment has be stayed pending the Supreme Court denial of the writ or otherwise ruling against the Plaintiffs. The entire judgment has been fully accrued by the Company in prior years. In the event the Plaintiffs are required to pay this judgment, the Plaintiffs will fund the judgment from borrowings under the revolving credit facility under the Foothill Loan Agreement.

         The Company and its subsidiaries are party to various other lawsuits and claims incidental to the conduct of their business. While it is not possible to predict accurately the outcome of these matters, the Company's management does not believe that these matters will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

7.   SUBSEQUENT EVENTS

         On October 28, 1999, the Company completed a private restructuring of the Old Notes and a private placement to raise additional capital. In the transactions, a limited number of qualified noteholders exchanged $108.5 million of their Old Notes for $86.8 million of 14.25% Series A Second Priority Senior Secured Notes due 2007 (paid in kind ("PIK") through April 1, 2000) ("New Secured Notes"). The New Secured Notes are guaranteed by all of the subsidiaries of the Company. Exchanging noteholders waived their right to receive the October 1, 1999 interest payment on the Old Notes. Exchanging noteholders also received warrants to purchase 20% of the common stock of the Company at a nominal exercise price. In connection with the private exchange, exchanging noteholders consented to amendments to the indenture for the Old Notes that, among other things, modified or eliminated various covenants. Following the private exchange, approximately $16.5 million of the Old Notes remain outstanding. The Company also paid the October 1, 1999 cash interest payment on the remaining Old Notes on October 28, 1999, prior to the expiration of the grace period for that interest payment.

         The Company expects to record the private exchange transaction described above in accordance with FAS-15 "Accounting By Debtors and Creditors For Troubled Debt Restructurings." In the private exchange, the carrying amount of the Old Notes ($125.0 million) and the accrued and unpaid interest of approximately $6.1 million is compared with the New Secured Notes principal and interest payments over time. To the extent the carrying amount is less than the New Secured Notes interest and principal, the Company can adjust its carrying amount. The Company does not expect to change its carrying amount in connection with the private exchange.

         In conjunction with the private exchange, the Company raised $11.2 million in cash through the sale to Rothschild Recovery Fund L.P. ("RRF") in a private placement of $13.2 million principal amount of New Secured Notes and warrants to purchase 10% of the common stock of the Company at a nominal exercise price. The funds raised in the private placement were applied against the revolving credit facility under the Foothill Loan Agreement. The issuance of the New Secured Notes for cash in the private placement is expected to result in the financial statement recognition of original issue discount. This discount will be accreted over the term of the New Secured Notes.

         The Company also issued $6.0 million of New Secured Notes to JJF Group Limited Liability Company ("JJF Group"), a shareholder of the Company controlled by the estate of John J. Faltis, the former Chairman and Chief Executive Officer of the Company. The New Secured Notes were issued to JJF Group in exchange for cancellation of JJF Group's common stock in the Company and its rights to require the Company to buy that stock for approximately $10.5 million under a Put Agreement dated as of August 25, 1998 (the "Put Agreement"). In connection with the expected accounting treatment for the private exchange with JJF Group, the Company will record the New Secured Notes issued at their face value, and the difference between the New Secured Notes and the common stock available for repurchase (including current portion) will increase paid-in-capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         RECENT DEVELOPMENTS

         As previously reported in its filings with the Securities and Exchange Commission, the Company has experienced liquidity problems during the calendar year 1999. To address these liquidity problems, on October 28, 1999, the Company completed a private restructuring of its Old Notes and a private placement to raise additional capital. As discussed in more detail below, in the transactions, a limited number of qualified noteholders exchanged $108.5 million of their Old Notes for $86.8 million of New Secured Notes. Exchanging noteholders waived their right to receive the October 1, 1999 interest payment on the Old Notes. In addition, the Company raised $11.2 million in cash through the sale to RRF in a private placement of $13.2 million principal amount of New Secured Notes. The funds raised in the private placement were applied against the revolving credit facility under the Foothill Loan Agreement. As a result, as of November 11, 1999, the Company had $17.0 million of availability under its revolving credit facility.

         At the end of October, 1999, a subsidiary of the Company completed a coal sales agreement with AK Steel Corporation ("AK Steel") under which it will supply all of AK Steel's low-vol metallurgical coal requirements for AK Steel's Ashland, Kentucky and Middletown, Ohio coke plants through December 31, 2001. Under the AK Steel agreement, the production for the remaining life of the Company's underground metallurgical coal mine in Raleigh County, West Virginia, is substantially sold out.

         Also at the end of October, 1999, a subsidiary of the Company reached an agreement to sell additional coal to Potomac Electric Power Company ("PEPCO") for 2000, bringing the Company's total coal sales commitments to PEPCO for 2000 to approximately 2.15 million tons. The Company will supply the coal to PEPCO from its underground mining operations in Barbour and Upshur Counties, West Virginia.

         THE FOOTHILL LOAN AGREEMENT

         The Foothill Loan Agreement provides the Company with a $55.0 million credit facility. The credit facility consists of a commitment for a $40.0 million working capital revolver and a term loan with an original principal amount of $15.0 million. Commitments under the credit facility will expire in 2002. The credit facility is secured by substantially all of the Company's present and future assets.

         Borrowings under the revolver are limited to 85% of eligible accounts receivable and 65% of eligible inventory and bear interest at the Company's option at either 1% above the prime interest rate or at 3 3/4% above the adjusted Eurodollar rate. For the year ended December 31, 1998, the average interest rate under the revolver was approximately 8.75%. The term loan bears interest at 2 1/2% above the prime interest rate and is payable in monthly installments through 2002. The average interest rate for the term loan for the year ended December 31, 1998 was approximately 10.25%.

         To assist the Company with its liquidity needs pending completion of the restructuring of its Old Notes, on August 27, 1999, the Company entered into an amendment to the Foothill Loan Agreement. Under the amendment, Foothill and the other lenders agreed to provide the Company with up to $3.25 million of additional liquidity, $2.0 million of which (if drawn) was required to be repaid on or before November 2, 1999.

         The following table sets forth the amounts outstanding and borrowing availability under the Foothill Loan Agreement as of the dates shown below:

                                                   REVOLVING          REVOLVING          ADDITIONAL
                                                    CREDIT              CREDIT             INTERIM
           DATE              TERM LOAN             BORROWINGS        AVAILABILITY       AVAILABILITY
           ----              ---------             ----------        ------------       ------------
                                                 (IN MILLIONS)
         12/31/98             $ 15.0               $  1.9               $ 15.5                 --
         03/31/99               14.4                  1.4                 16.5                 --
         06/30/99               13.9                 12.9                  6.9                 --
         09/30/99               13.2                 13.3                  5.3                2.0
         10/31/99               13.2                 13.2                  3.7                2.0
         11/11/99               13.0                   --                 17.0                 --

         The term loan changes are based on the normal amortization of the loan, except that (i) in July, 1999 the term loan was paid down through the application of approximately $1.25 million of asset sale proceeds and (ii) in September, 1999, pursuant to the terms of the amendment to the Foothill Loan Agreement described above, Foothill reversed this payment (causing the term loan to increase by the same amount) and reapplied the proceeds to reduce revolving credit borrowings in order to provide additional liquidity to the Company. The increase in the revolving credit borrowings since March 31, 1999 is primarily related to the Company's borrowing to make the interest payment on the Old Notes on April 29, 1999, performing reclamation in Webster County, West Virginia, and capital expenditures. Revolving credit availability also has been reduced as a result of lower coal production and coal shipments. Future revolving credit availability will be impacted by changes in coal production and the resulting changes in coal inventory and accounts receivable.

         The Foothill Loan Agreement contains covenants that, among other matters, restrict or limit the ability of the Company to pay interest and dividends, incur indebtedness or acquire or sell assets and make capital expenditures. The Company must also maintain certain cash flow ratios. In particular, the Foothill Loan Agreement provides that in order to advance funds to the Company and other Guarantors, the borrowers under the Foothill Loan Agreement must have borrowing availability of at least $5 million after giving effect to the advances and for the thirty days immediately preceding such advances. With respect to the term loan, in addition to regularly scheduled amortizing principal and interest payments, the Foothill Loan Agreement requires that the Company apply the first $5.0 million of proceeds from certain designated asset sales to the repayment of the term loan. As of November 11, 1999, no amounts have been applied to the $5.0 million requirement. Proceeds used to repay the term loan cannot be reborrowed.

         As previously reported, the opinion of the Company's independent public accountants with respect to the Company's consolidated financial statements for the year ended December 31, 1998, included a qualification about the Company's ability to continue as a going concern. See Item 8, Consolidated Financial Statements, of the Company's Form 10-K for the period ended December 31, 1998, for the opinion of the Company's independent public accountants. The issuance of the qualified opinion by the Company's independent public accountants for the year ended December 31, 1998 constituted a default under the Foothill Loan Agreement. Foothill waived this default.

         CAPITAL EXPENDITURES AND OTHER COMMITMENTS AND CONTINGENCIES

         The Company budgeted approximately $9.3 million for capital expenditures for 1999. As of September 30, 1999, the Company had incurred approximately $5.2 million of capital expenditures. With the transition from company operated deep mines to contractor run deep mines, certain capital expenditures will no longer be necessary. As a result of this and other factors, the Company expects that its capital expenditures for 1999 will be less than the budgeted amount of $9.3 million.

         As a result of the private exchange transaction discussed below, the Company may incur income tax liabilities. As of October 28, 1999, the Company estimated that its tax liability could be as much as $7 million. That estimate is subject to uncertainty, and the actual tax liability may be less than that amount. The Company is currently finalizing its determination of the tax liability that will result from the private exchange transaction. If the Company is required to pay tax, it will be due and payable on March 15, 2000. The Company intends to borrow the funds to pay any tax due from the revolving credit facility under the Foothill Loan Agreement.

         THE COMPANY'S BUSINESS PLAN

         In late 1998, the Company developed a plan to improve its operating performance and its short and long-term liquidity. The plan has four objectives:
(i) obtain more flexible senior financing; (ii) improve cash flow from operations; (iii) raise cash by selling certain assets; and (iv) reduce the Company's debt and secure additional liquidity.

         The first objective of the plan was achieved in November 1998 upon the closing of the Foothill Loan Agreement. The Foothill Loan Agreement replaced the Company's prior Amended and Restated Credit Facility which provided for a $71 million line of credit. Under the prior facility, borrowing availability was limited by certain financial ratios. Due to the Company's poor financial performance during 1998, the Company had insufficient borrowing availability under the prior facility. Under the Foothill Loan Agreement, borrowing availability is based upon the Company's eligible accounts receivable and inventory. As a result, the Company's borrowing availability is more stable.

         The second objective of the Company's plan is to improve cash flow from operations by using contract mining services for its underground mining operations. The Company believes that by utilizing contract miners it will reduce operating expenses, general and administrative expenses and month-to-month cost fluctuations. In addition, because the contract miners are responsible for mine development and maintenance, the Company will have reduced capital costs. The Company has completed this objective of the plan. In April 1999, the Company entered into a contract mining agreement for the operations in Garrett County, Maryland, and the contract miner began operations on April 12, 1999. In addition, the Company has entered into contract mining agreements for its mining operations in Upshur, Barbour and Raleigh Counties, West Virginia. The contract miners for the Upshur and Barbour County mines began operations on June 1, 1999, and the contractor for the Raleigh County mine began operations on July 5, 1999. The Company has also signed a contract mining agreement for the Company's new deep mine in Upshur County, which began operations on September 20, 1999.

         The third objective of the Company's plan involves the sale of certain non-operating assets and selected non-strategic operating properties. The non-operating assets that the Company is seeking to sell are those that require substantial development costs and/or have significant holding costs. The operating properties that the Company plans to sell either complement non-operating assets being held for sale or are not integral to the Company's long-term operating strategy. The Company has been discussing the sale of these properties with third parties. In July 1999, the Company sold certain coal reserves in Preston and Taylor Counties, West Virginia for net proceeds of $1.25 million plus royalties on future production. The cash proceeds from this asset sale were applied to reduce the amounts outstanding under the revolving credit facility under the Foothill Loan Agreement. The Company believes that its efforts to market other properties have been hampered by the Company's financial condition. The Company believes that it will be successful in selling all or a part of these assets during the next 12 to 24 months. However, there can be no assurance that asset sales will be completed on terms acceptable to the Company, if at all. The Company is also planning to evaluate reasonable offers on other assets as opportunities develop.

         The fourth and final objective of the plan involves reducing the Company's overall debt level and securing additional liquidity. The Company believes that this objective of the plan will be achieved in part through the success of the other objectives of the plan. In addition, as noted above, on October 28, 1999, the Company completed a private restructuring of a significant portion of its Old Notes and a private placement to raise additional capital. In the transactions, a limited number of qualified noteholders exchanged $108.5 million of their Old Notes for $86.8 million of New Secured Notes. Exchanging noteholders waived their right to receive the October 1, 1999 interest payment on the Old Notes. These noteholders also received warrants to purchase an aggregate of 20% of the Company's common stock at a nominal exercise price. Approximately 86.8% of the Old Notes were exchanged, and approximately $16.5 million of the Old Notes remain outstanding. In connection with the private exchange, the exchanging holders consented to amendments to the indenture for the Old Notes that, among other things, modify or eliminate various covenants. For example, the indenture for the Old Notes no longer requires the Company to offer to repurchase Old Notes from proceeds of asset sales or upon the occurrence of a change of control of the Company. The Company also paid the October 1, 1999 cash interest payment on the remaining Old Notes on October 28, 1999 before the expiration of the grace period for that interest payment.

         In connection with the restructuring transactions, the Company raised $11.2 million in cash through the sale to RRF, one of the exchanging holders, in a private placement of $13.2 million principal amount of New Secured Notes and warrants to purchase 10% of the Company's common stock at a nominal exercise price.

         The Company also issued $6.0 million of New Secured Notes to JJF Group Limited Liability Company ("JJF Group"), a shareholder of the Company controlled by the estate of John J. Faltis, the former Chairman and Chief Executive Officer of the Company, as a part of the private restructuring. The New Secured Notes were issued to JJF Group in exchange for cancellation of JJF Group's common stock in the Company and its rights to require the Company to buy that stock for approximately $10.5 million under the Put Agreement.

         As a part of the closing of the restructuring of the Old Notes, Foothill consented to the restructuring transactions and waived existing defaults under the Foothill Loan Agreement.

         The private exchange transaction reduced the stated principal amount of the Company's long-term debt by $21.7 million, and the Company eliminated approximately $4.0 million of additional obligations through the transaction with JJF Group. However, the additional principal amount of New Secured Notes issued in the private placement to RRF and the New Secured Notes to be issued in lieu of the April 1, 2000 interest payment will partially offset the principal reduction accomplished in the private exchange. That principal reduction will also be offset if the Company issues New Secured Notes to RRF in connection with the October 1, 2000 interest payment as discussed below.

         The need to make interest payments on the Old Notes had significantly limited the Company's operating flexibility and substantially reduced its ability to grow or replenish its production base. By completing the restructuring, the Company believes it has adequate capital resources to meet its short-term liquidity needs. As the Company implements its business plan, the Company intends to increase its cash flow and improve its profitability to the point that it will be able to service the New Secured Notes and any remaining Old Notes, without impairing operations, but no assurance can be given that the strategy will be successful. Beginning with the October 1, 2000 interest payment, the Company will need to fund payments of interest on any unexchanged Old Notes and the New Secured Notes from operating cash flow, borrowings under credit facilities, asset sale proceeds or other sources. RRF has agreed to purchase, at the Company's option and subject to certain conditions (including the absence of a material adverse change or material liens on the collateral securing the New Secured Notes arising after the closing of the private placement), additional New Secured Notes to fund up to $6.3 million of the October 1, 2000 interest payment on the New Secured Notes. The Company's ability to service its long-term debt on October 1, 2000 and thereafter will depend upon a variety of factors, some of which are beyond the Company's control.

         The Company recently announced that it plans to conduct a public exchange offer of its New Secured Notes for its outstanding Old Notes. Currently, approximately $16.5 million of Old Notes are outstanding. In the public exchange offer, the Company plans to offer holders of Old Notes $743 principal amount of New Secured Notes for each $1,000 principal amount of Old Notes held. The public exchange offer will be conducted either as an exchange offer registered under the Securities Act of 1933 or pursuant to the exemption from Securities Act registration for exchanges with existing security holders. The Company intends to offer the public exchange as soon as possible. However, because of regulatory and other requirements, the Company cannot predict when the public exchange offer will be made.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

         COAL SALES AND RELATED REVENUES. Coal sales and related revenues were $60.0 and $174.3 million for the three and nine months ended September 30, 1999, compared to $78.2 and $226.1 million for the same periods of 1998, decreases of 23.3% and 22.9%, respectively. The decreases in coal sales and related revenues were due in part to lower tonnage levels as discussed below and a reduction in sales of coal from the Company's metallurgical coal mine in Raleigh County, West Virginia. Coal sales volume was 2.8 and 7.9 million tons for the three and nine months ended September 30, 1999, compared to 3.2 and 9.4 million tons for the same periods a year ago, decreases of 12.5% and 16.0%, respectively. These decreases in coal sales volume were due to lower coal production at certain of the Company's mining operations as described below:

1. Tonnage levels were lower in 1999 due to idling the Company's Webster County surface mine in December 1998. In addition, the contract deep mine in Webster County completed operations in the third quarter of 1999 due to the depletion of its reserve base.

2. Tonnage levels were lower in 1999 due to idling the Grant County surface mine in December 1998. This surface mine was idled because the Company had mined all of its then permitted reserves and was not able to obtain a new mining permit for its adjacent properties which would have allowed for the continuation of the surface mining operation. Moreover, with the idling of the surface mine, the Company was unable to sell the portion of production from its Grant County deep mine which had previously been blended with coal from the idled surface mine. As a result of this and other factors, the Company idled the deep mine in February 1999, which caused an additional decline in coal production. The Company is continuing to work with the West Virginia Division of Environmental Protection ("WVDEP") to secure a permit for the resumption of operations at the Company's Grant Country surface mine. Although the permit has not been issued, WVDEP has indicated by letter to the Company that it anticipates a favorable consideration of the Company's application for the permit. Because the Company did not receive the permit by October 15, 1999, Virginia Electric Power Company ("VEPCO") has the right to terminate its contract to purchase coal from the Company. Nevertheless, VEPCO has indicated by letter to the Company that, in view of the progress being made in obtaining the permit, VEPCO anticipates that it will not terminate its contract as long as the Company receives the permit in the near term.

3. Tonnage levels were lower in 1999 due to the completion of one contract mining operation in Preston County during the fourth quarter of 1998. Production is expected to cease at the remaining contract deep mine in Preston County at the end of 1999 due to the depletion of the reserve base.

4. Tonnage levels were lower in 1999 due to the implementation of a reduced production schedule at the Company's Raleigh County deep mine. The Company reduced its production schedule in response to changing geologic and market conditions and to more effectively mine the remaining reserves. The Raleigh County deep mine will continue to produce at a reduced tonnage level throughout 1999.

         While the Company experienced lower production at the mines as described above, tonnage levels during 1999 as compared to the same periods for 1998 increased at the Company's Upshur County, West Virginia deep mine and Garrett County, Maryland deep mine.

         COST OF OPERATIONS AND SELLING EXPENSES. The cost of operations and selling expenses totaled $54.0 and $157.4 million for the three and nine months ended September 30, 1999, compared to $73.5 and $214.4 million for the same periods of 1998, decreases of 26.5% and 26.6%, respectively. The cost of operations and selling expenses was $19.60 per ton shipped for the three months ended September 30, 1999, compared to $22.65 per ton for the three months ended September 30, 1998, a decrease of 13.5%. For the nine months ended September 30, 1999, the cost of operations and selling expenses was $19.80 per ton shipped compared to $22.73 for the nine months ended September 30, 1998, a decrease of 12.9%. The decreases resulted from the implementation of the Company's business plan to transition from company operated deep mines to contractor operated deep mines and from the idling of some of the Company's higher cost mines.

         OTHER OPERATING EXPENSES. Other operating expenses for the three and nine months ended September 30, 1999, were $7.4 and $20.2 million compared to $7.5 and $20.8 million for the three and nine months ended September 30, 1998. Included in other operating expenses are general and administrative expenses and depreciation, depletion and amortization.

         General and administrative expenses increased 3.7% for the three months ended September 30, 1999, to $2.8 million compared to $2.7 million for the three months ended September 30, 1998. However, general and administrative expenses decreased 12.8% for the nine months ended September 30, 1999, to $6.8 million compared to $7.8 million for the nine months ended September 30, 1998. The decrease in general and administrative expenses primarily resulted from management changes made as the Company restructured its mining operations. The increase for the three months ended September 30, 1999, is primarily related to the costs incurred in connection with the financial restructuring discussed above, and are not expected to continue beyond 1999. Approximately $0.8 million was recorded as of September 30, 1999, for costs in connection with the financial restructuring.

         For the three months ended September 30, 1999 and 1998, depreciation, depletion and amortization was $4.6 million and $4.8 million, a decrease of 4.2%. For the nine months ended September 30, 1999 and 1998, depreciation, depletion and amortization was $13.4 million and $13.0 million, respectively, an increase of 3.1%. Due to the restructuring of the Company's deep mining operations that took place in 1998, the Company reviewed the carrying value of long-lived assets to determine whether that value was recoverable from future undiscounted operating cash flows. As a result of that review, the Company impaired those assets in 1998 and adjusted prospectively the remaining asset life based on the cash flow analysis. Accordingly, the useful life of goodwill was reduced from 40 years to a prospective period ranging from 3 to 20 years, and the useful life of certain fixed assets was also reduced. These reductions in useful life resulted in higher depreciation, depletion and amortization.

         LOSS ON IMPAIRMENT AND RESTRUCTURING CHARGES. The Company recorded loss on impairment and restructuring charges of $1.1 million and $4.5 million for the three and nine months ended September 30, 1999.

         The loss on impairment and restructuring recorded in the third quarter consisted of three items. First, the operating sections of the Company's Barbour County deep mine were moved from one area of the reserve to another. As a result of the move, certain unamortized assets were no longer useful in the mining operation, and the Company recorded a $0.6 million charge. Other unamortized assets associated with this area of the Barbour County operation totaling $1.7 million were not impaired because the Company believes these assets will be used for future mining activities. Second, in connection with the close down of the Company's operations in Webster County, the Company recorded $1.0 million of additional charges for reclamation and other close down costs to be incurred over the next seven months. The third component of the loss consists of an income offset of $0.5 million relating to the disposition of certain coal reserves in Preston and Taylor Counties, West Virginia, that were previously impaired during the fourth quarter of 1998.

         During the second quarter of 1999, the Company reviewed the carrying value of computer software and determined that, in connection with the use of contract miners at the Company's deep mines, certain software would no longer be utilized. As a result, the Company recorded an impairment loss of $1.1 million. In addition, the Company recorded an impairment of $2.4 million relating to properties located in Tazewell County, Virginia.

         The Company recorded loss on impairment and restructuring charges of $5.5 million and $7.3 million for the three and nine months ended September 30, 1998. During 1998, the Company impaired its remaining investment in Oak Mountain of $0.3 million and initiated steps to reduce general and administrative expenses by making management changes resulting in $0.2 million of restructuring charges. In addition, the Company recorded an impairment of $2.4 million in the second quarter of 1998 relating to impairment losses on certain pieces of mining equipment.

         During the third quarter of 1998, a reclamation charge of $5.1 million was recorded relating to the Company's operations in Webster County. This reclamation charge was a result of a change in the mine plan for the Webster County surface mine.

         INTEREST EXPENSE. Interest expense was $3.7 and $10.9 million for the three and nine months ended September 30, 1999, compared to $3.3 and $9.4 million for the three and nine months ended September 30, 1998, an increase of 12.1% and 16.0%, respectively. The increases were due to an increase in the average outstanding indebtedness and average effective interest rate in the respective periods.

         OTHER INCOME AND EXPENSE. Other income was $1.2 million and $2.6 million for the three and nine months ended September 30, 1999, compared to $0.3 million and $0.8 million for the three and nine months ended September 30, 1998, an increase of 300% and 225%, respectively. Included in other income and expense are the following: gain or loss from the sale of assets; interest income; royalty income; production tax credits; timber sales; and miscellaneous income and expense items.

         INCOME TAXES. The income tax benefit for the three and nine months ended September 30, 1999, is based on the effective tax rate expected to be applicable for the full year. The Company has established a full valuation allowance on the net operating loss carryforwards, capital loss carryforwards and contribution carryforwards because the realization of these assets is uncertain. In addition, the Company received a refund of $0.2 million in the first quarter of 1999 related to a prior year federal tax deposit. In connection with the private restructuring, the Company may incur income tax liabilities. See Item 2, "Liquidity and Capital Resources - Capital Expenditures and Other Commitments and Contingencies," for a discussion of this matter.

         NET LOSS. For the three and nine months ended September 30, 1999, the Company's net loss was $4.9 and $16.0 million compared to a net loss of $8.1 and $18.0 million for the same periods of 1998, a decrease of $3.2 and $2.0 million, respectively. The decreases in net loss are primarily due to the reduction of operating and selling expenses as mentioned above.

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

         Internal Business Software and Systems. During July and August of 1998, file servers, hubs, switches, routers and individual PCs and workstations, were tested for Y2K compliance. As of September 30, 1999, the process was complete. A final review of all internal systems as described in the initial Y2K plan is to be conducted during the beginning of the fourth quarter of 1999. The Company's estimated cost for 1999 is $0.2 million and will be funded through normal operating cash.

         Coal Processing Facilities. The Y2K project team has also identified a person to serve as coordinator between the mine sites and vendors to assess Y2K compliance in relation to the Company's coal processing facilities. Coal processing facilities are composed of various components such as electronic belt scales, analyzers and controllers. Each plant and its components have been assessed. As of September 30, 1999, the assessment has been completed at all coal processing facilities. The remediation on coal processing facilities should be completed by November 30, 1999.

         Although the Company believes its systems and facilities are Y2K compliant, the Company has developed contingency plans. To date, expenditures on Y2K have been minimal and funded by operating cash. Based on preliminary information, the majority of the project cost will be attributed to the purchase of new software to meet future industry requirements and will be capitalized. Management believes that the Company is devoting the necessary resources to identify and resolve significant Y2K issues in a timely manner.

DIVIDEND RESTRICTIONS AFFECTING SUBSIDIARIES

         For a discussion of dividend restrictions affecting subsidiaries, see note five to the financial statements contained in and Item 1 of the Form 10-Q and Item 2 "Liquidity and Capital Resources."

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         As reported in the Company's Form 10-K filed on March 31, 1999, Kitt Energy Corporation ("Kitt") instituted a civil action against Philippi Development, Inc. (now Anker West Virginia Mining Company, Inc., "Anker West Virginia"), a subsidiary of the Company, and others in the United States District Court for the Western District of Pennsylvania in 1992 seeking to recover in excess of $18 million based on an indemnity claim. The trial court granted Anker West Virginia's Motion for Summary Judgment, and on July 14, 1999, the United States Court of Appeals for the Third Circuit affirmed. Kitt did not file a petition for writ of certiorari with the United States Supreme Court within 90 days. As a result, Kitt no longer has the right to appeal the decision of the Third Circuit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         Exhibit number 3.1, Amendment No. 1 to First Amended and Restated By-laws of Anker Coal Group, Inc., is filed herewith.

         Exhibit number 3.2, Amendment No. 2 to First Amended and Restated By-laws of Anker Coal Group, Inc., is filed herewith.

         Exhibit number 27, Financial Data Schedule, is filed herewith.

(b)      Reports on Form 8-K.

         Form 8-K, dated April August 27, 1999, reporting on Item 5, regarding additional liquidity provided under the Foothill Loan Agreement.

         Form 8-K, dated September 8, 1999, reporting on Item 5, regarding an agreement in principle with Rothschild Recovery Fund, L.P. with respect to a revised restructuring transaction.

         Form 8-K, dated September 30, 1999, reporting on Item 5, regarding the provision of a proposal to a limited number of qualified holder to restructure the Company's Old Notes and to raise additional capital.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ANKER COAL GROUP, INC.



                                         /s/ P. Bruce Sparks
                                         --------------------------------------
                                         P. Bruce Sparks
                                         President



                                         /s/ Michael M. Matesic
                                         --------------------------------------
                                          Michael M. Matesic
                                          Treasurer and Chief Financial Officer

DATE:  November 15, 1999

                                EXHIBIT INDEX
(a)      Exhibits.

         Exhibit number 3.1, Amendment No. 1 to First Amended and Restated By-laws of Anker Coal Group, Inc., is filed herewith.

         Exhibit number 3.2, Amendment No. 2 to First Amended and Restated By-laws of Anker Coal Group, Inc., is filed herewith.

         Exhibit number 27, Financial Data Schedule, is filed herewith.