Form 10-K405
period 1999-12-31
ANKER COAL GROUP INC
filed 2000-03-30
CIK 1022356

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

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


                  See Table of Additional Registrant Guarantors


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

The registrant has one class of common stock, par value $0.01 per share. The number of shares of registrant's common stock that were outstanding as of March 15, 2000 was 7,083.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                    TABLE OF ADDITIONAL REGISTRANT GUARANTORS

                                                  STATE OR OTHER                          ADDRESS INCLUDING ZIP CODE, AND TELEPHONE
                                                 JURISDICTION OF        I.R.S. EMPLOYER   NUMBER INCLUDING AREA CODE, OF REGISTRANT
     EXACT NAME OF REGISTRANT GUARANTOR          INCORPORATION OR        IDENTIFICATION                 GUARANTOR'S
        AS SPECIFIED IN ITS CHARTER                ORGANIZATION              NUMBER                 PRINCIPAL EXECUTIVE OFFICES
        ---------------------------                ------------              ------                 ---------------------------
Anker Energy Corporation                             Delaware              51-0217205       2708 Cranberry Square
                                                                                            Morgantown, West Virginia 26508
                                                                                            (304) 594-1616
Anker Group, Inc.                                    Delaware              13-2961732       2708 Cranberry Square
                                                                                            Morgantown, West Virginia 26508
                                                                                            (304) 594-1616
Anker Power Services, Inc.                        West Virginia            55-0700346       2708 Cranberry Square
                                                                                            Morgantown, West Virginia 26508
                                                                                            (304) 594-1616
Anker Virginia Mining Company, Inc.                  Virginia              54-1867395       2708 Cranberry Square
                                                                                            Morgantown, West Virginia 26508
                                                                                            (304) 594-1616
Anker West Virginia Mining Company, Inc.          West Virginia            55-0699931       2708 Cranberry Square
                                                                                            Morgantown, West Virginia 26508
                                                                                            (304) 594-1616
Bronco Mining Company, Inc.                       West Virginia            22-2094405       2708 Cranberry Square
                                                                                            Morgantown, West Virginia 26508
                                                                                            (304) 594-1616
Hawthorne Coal Company, Inc.                      West Virginia            55-0742562       2708 Cranberry Square
                                                                                            Morgantown, West Virginia 26508
                                                                                            (304) 594-1616
Heather Glen Resources, Inc.                      West Virginia            55-0746946       2708 Cranberry Square
                                                                                            Morgantown, West Virginia 26508
                                                                                            (304) 594-1616
Juliana Mining Company, Inc.                      West Virginia            55-0568083       2708 Cranberry Square
                                                                                            Morgantown, West Virginia 26508
                                                                                            (304) 594-1616
King Knob Coal Co., Inc.                          West Virginia            55-0488823       2708 Cranberry Square
                                                                                            Morgantown, West Virginia 26508
                                                                                            (304) 594-1616
Marine Coal Sales Company                            Delaware              13-3307813       645 West Carmel Drive
                                                                                            Carmel, Indiana  46032
                                                                                            (317) 844-6628
Melrose Coal Company, Inc.                        West Virginia            55-0746947       2708 Cranberry Square
                                                                                            Morgantown, West Virginia 26508
                                                                                            (304) 594-1616
New Allegheny Land Holding Company, Inc.          West Virginia            31-1568515       2708 Cranberry Square
                                                                                            Morgantown, West Virginia 26508
                                                                                            (304) 594-1616
Patriot Mining Company, Inc.                      West Virginia            55-0550184       2708 Cranberry Square
                                                                                            Morgantown, West Virginia 26508
                                                                                            (304) 594-1616
Simba Group, Inc.                                    Delaware              55-0753900       2708 Cranberry Square
                                                                                            Morgantown, West Virginia 26508
                                                                                            (304) 594-1616
Upshur Property, Inc.                                Delaware              95-4484172       2708 Cranberry Square
                                                                                            Morgantown, West Virginia 26508
                                                                                            (304) 594-1616
Vantrans, Inc.                                       Delaware              22-2093700       2708 Cranberry Square
                                                                                            Morgantown, West Virginia 26508
                                                                                            (304) 594-1616
Vindex Energy Corporation                         West Virginia            55-0753903       2708 Cranberry Square
                                                                                            Morgantown, West Virginia 26508
                                                                                            (304) 594-1616

                             ANKER COAL GROUP, INC.
                                    FORM 10-K
                      FOR THE FISCAL YEAR DECEMBER 31, 1999

                                TABLE OF CONTENTS

PART I                                                                                                          PAGE

     Item 1     Business                                                                                           1
     Item 2     Properties                                                                                        14
     Item 3     Legal Proceedings                                                                                 15
     Item 4     Submission of Matters to a Vote of Security Holders                                               16

PART II

     Item 5     Market for Registrant's Common Equity and Related Stockholder Matters                             16
     Item 6     Selected Financial Data                                                                           16
     Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operation              17
     Item 7A    Quantitative and Qualitative Disclosures About Market Risk                                        32
     Item 8     Consolidated Financial Statements and Supplementary Data                                          33
     Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure              54

PART III

     Item 10    Directors and Executive Officers of the Registrant                                                55
     Item 11    Executive Compensation                                                                            56
     Item 12    Security Ownership of Certain Beneficial Owners and Management                                    60
     Item 13    Certain Relationships and Related Transactions                                                    61

PART IV

     Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                  65


                        ********************************


                           FORWARD-LOOKING DISCLAIMER


This report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding our intent, belief or current expectations for performance, our ability to implement our business plan or related industry developments. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Readers are further cautioned that our actual results, levels of activity, performance or achievements, or industry results may differ materially from those described or implied in the forward-looking statements as a result of various factors, many of which are beyond our control. These factors include, but are not limited to: general economic and business conditions; our ability to implement our business plan and achieve anticipated coal production levels and cost savings; the availability of liquidity and capital resources; our ability to secure new mining permits; changes in the coal production and electricity generation industries; weather; adverse geologic conditions; variations in coal seam thickness; variations in rock and soil overlying the coal deposit; risks inherent in mining; a disruption in or an increase in the cost of transportation services; early modification or termination of our long-term coal supply contracts; competition within the coal production and electricity generation industries; regulatory uncertainties; price fluctuations; and labor disruptions. In addition to these factors, our business is subject to other risks. For a description of these risks, please see Amendment No. 2 to Form S-4 (Registration No. 333-92067) filed with the Securities and Exchange Commission on February 4, 2000.

ITEM 1.  BUSINESS

GENERAL

         We were organized as a corporation in August 1996 under the laws of the State of Delaware. We were organized in order to effect a recapitalization of our predecessor, Anker Group, Inc, which had been engaged in the production of coal since 1975. To effect the recapitalization, First Reserve Corporation purchased approximately 54.1% of our common stock and 10,000 shares of our Class B preferred stock for $50.0 million in cash. In addition, senior management and Anker Holding B.V. exchanged an aggregate of 7.5% of Anker Group's common stock for shares of Anker Coal Group's common stock. Anker Coal Group then acquired the remaining 92.5% of Anker Group's common stock from Anker Holding for approximately $87.0 million. We partially funded the $87.0 million by issuing $25.0 million of Class A preferred stock to Anker Holding. We paid the remaining $62.0 million in cash, $12.0 million of which we borrowed under our then existing credit agreement. That credit agreement was subsequently amended and restated on September 25, 1997 and replaced with our current credit facility on November 21, 1998. In addition, we assumed $152.0 million of Anker Group's outstanding liabilities.

         We are a holding company for 18 direct and indirect wholly-owned subsidiaries through which we produce, process and sell bituminous coal that is used principally to generate electricity and to produce coke for use in making steel. We currently own or control substantial coal reserves in West Virginia, Maryland, Virginia and Kentucky. We currently operate seven deep mines and two surface mines that are located in West Virginia and Maryland. We recently changed from operating our deep mines with our own employees to using contract miners to operate these deep mines for us. We continue to operate our surface mines ourselves. Our coal mines and reserves are located in close proximity to rail and water transportation services or are within short trucking distances to power plants.

         We primarily market and sell our coal to electric utilities located in the Northeastern and mid-Atlantic states. The utilities that we currently sell our coal to use modern generating processes that will allow them to continue using our coal after implementation of Phase II of the Clean Air Act. In addition to selling coal that we produce from our own mines, we sell coal that we purchase from other producers, which is referred to as brokered coal. We also arrange for coal that others produce to be sold to third parties, which is referred to as commission coal.

         Our principal offices are located at 2708 Cranberry Square, Morgantown, West Virginia 26508 and our telephone number is (304) 594-1616.

SIGNIFICANT DEVELOPMENTS IN 1999 AND 2000

         On October 28, 1999, we consummated a private restructuring of our 9-3/4% Senior Notes Due 2007, a private placement to raise additional capital and a private stockholder exchange. In the restructuring transactions, a limited number of qualified noteholders exchanged $108.5 million in principal amount of 9-3/4% notes they held for $86.8 million in principal amount of our 14.25% Series A Second Priority Senior Secured Notes due 2007 (paid in kind (PIK) through April 1, 2000), which represents $800 in aggregate principal amount of our 14.25% Series A notes for each $1,000 aggregate principal amount of 9-3/4% notes exchanged. Exchanging noteholders waived their right to receive the October 1, 1999 interest payment on the 9-3/4% notes, and they also received warrants to purchase an aggregate of 20% of our fully diluted common stock at an initial exercise price of $0.01 per share. We believe the exercise price represents the fair value of the warrants at the issue date. In connection with the private exchange, the exchanging holders consented to amendments to the indenture governing the 9-3/4% notes, which, among other things, modified or eliminated various covenants of that indenture.

         In the private placement, we raised $11.2 million in cash through the sale to Rothschild Recovery Fund, also one of the exchanging noteholders, of $13.2 million principal amount of our 14.25% Series A notes and warrants to purchase 10% of our fully diluted common stock at an initial exercise price of $0.01. Also, in a private stockholder exchange, we issued $6.0 million in aggregate principal amount of our 14.25% Series A notes to JJF Group Limited Liability Company, a limited liability company controlled by the estate of John
J. Faltis, our former Chairman and Chief Executive Officer who was killed in a helicopter accident in October 1997. The 14.25% Series A notes were issued to JJF Group in exchange for cancellation of the shares of our common stock that JJF Group owned and JJF Group's relinquishment of its right to require us to buy that stock over time for approximately $10.6 million, including accrued interest. As a part of the restructuring transactions, Rothschild agreed to purchase, at our option and subject to various conditions, including the absence of a material adverse change, additional 14.25% notes to fund up to $6.3 million of the October 1, 2000 interest payment that will be due on the 14.25% notes.

         On December 3, 1999, we filed a registration statement with the SEC on Form S-4 to register an exchange of our 14.25% Series B Second Priority Senior Secured Notes Due 2007 (PIK through April 1, 2000) for the Series A notes issued in the transactions described above. The 14.25% Series B notes are substantially identical to our 14.25% Series A notes, but are free of the transfer restrictions that apply to the 14.25% Series A notes. The registration statement was declared effective on February 11, 2000. Shortly thereafter, we initiated an offer to exchange up to approximately $106.0 million in principal amount of our registered Series B notes for the outstanding unregistered 14.25% Series A notes. On March 16, 2000, the exchange offer was completed and 100% of the 14.25% Series A notes were tendered for a like amount of our 14.25% Series B notes.

         On December 22, 1999, we filed an application to qualify our indenture under the Trust Indenture Act of 1939 with the SEC on Form T-3 in connection with our plan to offer to exchange our 14.25% Series B notes for our 9-3/4% notes that were still outstanding. Our application was declared effective on February 11, 2000. Shortly thereafter, we initiated an offer to exchange up to approximately $12.3 million in principal amount of our Series B Notes for approximately $16.5 million in principal amount of our outstanding 9-3/4% notes. On March 16, 2000, the exchange offer was completed and 100% of the 9-3/4% notes were exchanged for our 14.25% Series B notes. As a result of the exchange, we no longer have any 9-3/4% notes outstanding.

         As noted in previous filings, in December 1998, we idled our Grant County, West Virginia surface mine because we were unable to secure a new mining permit that was necessary for the continuation of that mining operation. Also, in February 1999, we idled our deep mine in Grant County because, among other factors, we no longer had the coal from the surface mine that we needed to blend with production from the deep mine. In December 1999, we finally obtained a mining permit that enabled us to resume operations at the surface mine. We are currently preparing the property for mining and expect to resume coal production in April 2000. In anticipation of the resumption of operations at the surface mine, we decided to resume production in our Grant County deep mine. We entered into a contract mining agreement for this deep mine, and the contract miner began operations in February 2000.

         On February 16, 2000, our Treasurer and Chief Financial Officer resigned. We immediately began a search for a successor, and effective March 15, 2000, we hired David D. Struth as our new Treasurer and Chief Financial Officer. See "Part III, Item 10 -- Directors and Executive Officers of the Registrant" for Mr. Struth's biographical information.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         We are of the opinion that all of our material operations are within one industry segment and that no information as to business segments is required pursuant to Statement of Financial Accounting Standards 131 or Regulation S-K.

MINING OPERATIONS

COAL PRODUCTION

         During 1999, we conducted mining operations at nine deep mines and one surface mine in eight counties in West Virginia and in Garrett County, Maryland. Approximately 79% of our production originated from our deep mines, and approximately 21% of our production originated from our surface mines. The following table presents the production, including coal purchased from third parties for blending, from each of the counties in which we produced coal for the previous five years:

         COUNTY, STATE                                        1999      1998      1997      1996     1995
         --------------                                       ----      ----      ----      ----     ----
                                                                        (TONS IN THOUSANDS)
         Webster County, West Virginia                         451     1,271     2,012     1,998    1,889
         Barbour County, West Virginia                         998     1,222     1,555     1,787    1,883
         Monongalia County, West Virginia                      743     1,134     1,299     1,743    1,288
         Raleigh County, West Virginia                         585       941     1,016       948      641
         Preston County, West Virginia                         173       512       694       886      893
         Garrett County, Maryland                              460       286       305       300      293
         Harrison County, West Virginia                        350       316       725         -        -
         Grant County, West Virginia                           331       703       623         -        -
         Upshur County, West Virginia                        1,406       960       204         -        -
         Shelby County, Alabama(1)                               -         -       182         -        -
                                                             -----     -----     -----     -----    -----
                   Total                                     5,497     7,345     8,615     7,662     6,887
                                                             =====     =====     =====     =====     =====

(1) We indirectly owned a minority interest in Oak Mountain Energy, L.L.C. Oak Mountain operated a deep mine in Shelby County, Alabama. We sold our investment in Oak Mountain in the first quarter of 1998 and recorded an impairment loss of $8.3 million to adjust our investment to its fair market value as of December 31, 1997.



         The following is a description of our mining operations by county in the order presented in the table above.

         WEBSTER COUNTY, WEST VIRGINIA. We previously operated a mining complex in Webster County, West Virginia. The complex consisted of a multiple seam surface mine, a deep mine in the Kittanning Seam operated by a contract miner, and a computer-controlled, 500-tons-per-hour preparation plant located in close proximity to the mines. Coal from the surface and deep mines was blended to make two steam coal products. The first was a premium grade steam coal, the contents of which average 1.33 lbs.SO2/MMBtu, 10% ash, 12,800 Btu per pound, 6.0% moisture and 34 volatility. The second product was a lesser grade steam coal, the contents of which average 1.67 lbs.SO2/MMBtu, 15% ash and 12,000 Btu per pound. In 1998, we produced approximately 1.3 million tons from the surface and deep mines and sold approximately 66% of this production to Baltimore Gas & Electric Company, Delmarva Power & Light Company, Atlantic City Electric Company, AES Corporation and Salt City Energy Venture, L.P.

         During the second half of 1998, the coal mined at the surface operation began to thin and the quality began to deteriorate. As a result, our cost of production began to rise and the prices for which we could sell the coal began to decrease. Consequently, the surface operation became uneconomic and we idled the surface mine in December 1998. We are currently reclaiming the properties associated with the idled surface mine and expect to complete the reclamation in the second quarter of 2000. The deep mine continued to operate through September 1999, at which time the reserves in the deep mine were exhausted. During 1999, the deep mine produced approximately 354,000 tons of coal.

         In late 1998 and early 1999, we reevaluated our coal reserves in Webster and Braxton counties. Our ability to economically mine these reserves had been adversely affected by rising production costs and decreasing coal prices, and we concluded that we could not economically mine these reserves at that time. Consequently, we impaired the entire carrying value of the properties in 1998 and have recorded exit costs associated with these operations.

         BARBOUR COUNTY, WEST VIRGINIA. We own a deep mine complex in Barbour County, West Virginia, known as the Sentinel Mine. The Sentinel Mine produces coal from the Kittanning Seam. This mine produced approximately 970,000 tons of coal in 1999. We sold approximately 91% of the 1999 production to Potomac Electric Power Company, AES Corporation and Logan Generating Company LP. Coal from the Sentinel Mine's Kittanning Seam averages 2.0 lbs.SO2/MMBtu, 9% ash, 13,000 Btu per pound, 7.0% moisture and 33 volatility on a fully-washed basis. We entered into a contract mining agreement for the operation of our Sentinel Mine, and the contract miner began operation on June 1, 1999.

         In the third quarter of 1999, our contract miner moved the operating sections in the Sentinel Mine from one area of the reserve to another. Since that time, our contract miner for this mine has been developing the new area of the reserve for future production and has encountered adverse roof control conditions. As a result of the move, the development work and the roof conditions, coal production from this mine was lower than expected in 1999 and the first two months of 2000. Based on current geological information and the mining plan of our contract miner, we expect the roof conditions will begin to improve late in the third quarter of 2000 and continue to improve during the fourth quarter. If the roof conditions improve as currently anticipated, coal production should return to expected levels. However, we cannot assure you that this will occur. If our contract miner is unable to increase production from this mine, continued lower-than-expected coal production could have a material adverse effect on our liquidity, financial condition and results of operations.

         The Barbour County operation has approximately 29.7 million tons of recoverable reserves. All of these recoverable reserves are steam coal, assigned reserves and are classified as deep mineable. Assigned reserves consist of coal that could reasonably be expected to be processed in existing coal preparation plants.

         In addition to the mining operation, we have an on-site, 1,100 tons-per-hour preparation plant. The plant is fed from a 100,000 ton open stockpile that facilitates the shipment of coal through an attached 3,000 tons-per-hour train loading facility. We also have an on-site laboratory that provides sampling and blending capabilities. The total cost of our plant and equipment associated with our Barbour County operations was approximately $14.2 million at December 31, 1999, and its net book value was approximately $8.1 million.

         We are able to purchase coal from surrounding smaller producers to provide additional sales at various qualities for our utility and industrial customers. With our preparation plant capacity, blending ability, on-site laboratory and large stockpile area, we have the ability to blend the purchased coal with the production from the Sentinel Mine to serve a variety of customers. In 1999, we blended approximately 28,000 tons of purchased coal with production from the Sentinel Mine for shipment to customers.


         MONONGALIA COUNTY, WEST VIRGINIA. We operate a surface mine in the Waynesburg seam in Monongalia County, West Virginia. This surface mine produced approximately 606,000 tons of coal in 1999. Approximately 19.0% of this production was shipped by truck to the Morgantown Energy Associates power plant in Morgantown, West Virginia, where it was blended with coal refuse pursuant to a long-term contract with Morgantown Energy Associates. The balance of the production from the surface mine was shipped to our rail and river terminal located on the nearby Monongahela River, known as Anker Rail & River Terminal. The coal was then blended with other brokered coal and shipped by rail and barge to various utilities. Shipments from Anker Rail & River Terminal averaged 2.5 to
4.3 lbs.SO2/MMBtu, 14 to 16% ash and 11,800 to 12,200 Btu per pound.

         We control approximately 1.9 million tons of recoverable reserves in the Waynesburg seam in Monongalia County with an average quality of 3.7 lbs.SO2/MMBtu, 16.5% ash and 12,500 Btu per pound. All of these reserves are steam coal, assigned reserves and are surface mineable.

         Anker Rail & River Terminal is designed to enable us to simultaneously load trains of up to 100 cars, referred to as unit trains, on rail lines jointly served by CSX Transportation, Inc. and Norfolk Southern Corporation at a rate of 1,500 tons per hour and onto barges on the Monongahela River at a rate of 1,200 tons per hour. The facility is equipped with crushing, screening and blending equipment, as well as quality control and automated sampling systems. We operate Anker Rail & River Terminal for coal from our surface mine and for third-party brokered coal.

         We also own the Rosedale and Dippel river facilities. These facilities are adjacent to the Anker Rail & River Terminal and are used for barge staging and additional ground storage. The total cost of the plant and equipment associated with our Monongalia County operations was approximately $2.2 million at December 31, 1999, and its net book value was approximately $2.1 million.

         We purchased approximately 137,000 tons of coal from third parties which we used to blend with coal that we had produced from our Monongalia County surface mine.

         RALEIGH COUNTY, WEST VIRGINIA. We own a deep mine in the Beckley seam in Raleigh County, West Virginia, known as the Baybeck Mine. In 1999, this mine produced approximately 585,000 tons of premium quality, low volatility metallurgical coal, which is used in coke production and is known as met coal. We sold approximately 97% of the 1999 production from this mine to AK Steel, Citizens Gas and Coke Utility, and Drummond Coal Sales, Inc. Coal from the Baybeck Mine averages 1.0 lbs.SO2/MMBtu, 5.5% ash, 6.0% moisture and 19 volatility. We entered into a contract mining agreement for the operation of the Baybeck Mine, and the contract miner began operations on July 5, 1999.

         The Baybeck Mine has approximately 1.8 million tons of recoverable reserves. We previously controlled an additional block of reserves in the Beckley seam adjacent to our current mine. However, these reserves were separated from our current mining area by a zone of very thin or no coal. In order to access and mine these additional reserves, we would have been required to spend additional capital. As a result of this and other factors, we decided not to develop these reserves and surrendered them to our lessor in July 1999.

         In addition to our Beckley seam reserves, we also control approximately
29.5 million tons of coal in the Pocahontas #3 Seam. This is a low volatility metallurgical coal reserve and is adjacent to our Baybeck Mine. This reserve is jointly served by Norfolk Southern and CSX railroads. We are holding this reserve for sale, and, accordingly, it has been adjusted to its estimated fair market value. Management periodically reviews the carrying value of these assets as compared to the fair market value and makes adjustments as necessary.

         All of the reserves in Raleigh County are metallurgical coal, assigned reserves and are classified as deep mineable.

         We own and operate (through a contractor) a 300-tons-per-hour preparation plant, with an on-site CSX train loading facility, capable of fast-loading a unit train in four hours. The loading facility is fed from a 150,000 ton open stockpile area adjacent to the preparation plant. The total cost of the plant and equipment associated with our Raleigh County operations was approximately $11.6 million at December 31, 1999, and its net book value was approximately $5.5 million. Upon completion of coal mining operations in the Baybeck mine, we expect to sell the preparation plant and loading facility. They are not, however, currently being held for sale.

         PRESTON COUNTY, WEST VIRGINIA. In 1999, we operated one deep mine through a contract miner in the Upper Freeport seam in Preston County, West Virginia. This deep mine produced a total of approximately 159,000 tons of coal in 1999. We sold approximately 97% of the production from this mine to Potomac Electric Power Company and Logan Generating Company LP. Coal produced from this deep mine averages 2.3 lbs.SO2/MMBtu, 11% ash, 12,800 Btu per pound, 6.0% moisture and 28 volatility on a fully-washed basis.


         We purchased approximately 14,000 tons of coal from third parties which we used to blend with the production from our mine in Preston County.

         We own and operate a 250-tons-per-hour preparation plant in Preston County where the coal from our contract deep mine is processed. The plant has blending capabilities, a sophisticated sampling system and a 1,200-tons-per-hour CSX unit train loading facility. The plant has a 60,000 ton storage capacity.

         The deep mine operated throughout 1999 and ceased production in January 2000 due to the depletion of its reserves. We expect to serve our customers previously served with coal produced from this deep mine with coal produced from our Barbour and Upshur county mining operations.

         In July 1999, we sold substantially all of the coal reserves we controlled in Preston County for approximately $1.3 million in cash plus royalties on future production. A gain of approximately $500,000 from this sale was recognized in the third quarter of 1999. As a result of that sale, we now only control 650,000 tons in Preston County.

         The total cost of the plant and equipment associated with our Preston County operations was approximately $ 2.0 million at December 31, 1999, and its net book value was approximately $200,000.

         GARRETT COUNTY, MARYLAND. We own a deep mine in the Bakerstown seam in Garrett County, Maryland, known as the Steyer Mine. The Steyer Mine produced 460,000 tons of coal in 1999. That coal was shipped by truck to Mettiki Coal Corporation and to our Vindex Mine in Grant County, West Virginia, where it was blended and shipped to Virginia Electric Power Company's Mount Storm Power Station. Coal mined from the Bakerstown seam averages 1.76 lbs.SO2/MMBtu, 25% ash, 10,200 Btu per pound, 5.0% moisture and 15 volatility. The Steyer Mine has approximately 10.9 million tons of recoverable reserves. The total cost of the plant and equipment associated with the Steyer Mine was approximately $2.2 million at December 31, 1999, and its net book value was approximately $600,000.

         We control a total of 22.6 million tons of reserves in Garrett County. All of these reserves are steam coal reserves. Approximately 50% are assigned reserves. Approximately 13.0 million tons, or 58%, of these reserves are deep mineable.

         We entered into a contract mining agreement for the operation of the Steyer Mine, and the contract miner began operations on April 12, 1999.

         HARRISON COUNTY, WEST VIRGINIA. We own 50% of a limited liability company that operates a deep mine in the Pittsburgh seam in Harrison County, West Virginia, known as the Sycamore Mine. Production from the Sycamore Mine began in May 1997. The Sycamore Mine has approximately 5.0 million tons of recoverable reserves with an average of 5.8 lbs.SO2/MMBtu, 11% ash, 12,500 Btu per pound and 35 volatility.

         Coal mined from the Sycamore Mine is sold and delivered by truck to Allegheny Power Service Corporation's nearby Harrison Power Station. The Harrison Power Station, which burns more than 5.0 million tons of coal per year, is equipped with a scrubber addition which allows it to burn the high sulfur coal produced at the Sycamore Mine. In 1999, the Sycamore Mine produced approximately 700,000 tons of coal.

         We control a total of 56.5 million tons of reserves in Harrison County. All of these reserves are steam coal, assigned reserves and are classified as deep mineable.

         GRANT COUNTY, WEST VIRGINIA. We own and operate a surface mine in the Kittanning and Freeport seams in Grant County, West Virginia. The surface mine, known as the Vindex Mine, did not produce any coal in 1999. We were forced to idle this mine in December 1998 because we had mined all of our then permitted coal reserves and were unable to secure a new mining permit for our adjacent properties. In 1998, this mine produced 312,000 tons of coal which was sold to Virginia Electric Power Company, referred to as VEPCO, for consumption at the Mount Storm Power Station.

         In August 1999, to resolve disputes under one of our contracts with VEPCO, we entered into an amendment to that contract. The amendment, among other things, gives VEPCO the right, but not the obligation, to terminate that agreement to purchase coal from us since the West Virginia Division of Environmental Protection did not issue a permit for the resumption of operations at our Vindex Mine by October 15, 1999. We obtained a permit on December 17, 1999, and, by letter dated February 1, 2000, VEPCO agreed not to terminate the contract if mining operations at the Vindex Mine resume shortly. We are currently preparing the property for mining and expect to resume coal production at the surface mine in April 2000. We purchased 331,000 tons of coal to meet our delivery obligations under this agreement.

         We also own a deep mine in the Bakerstown seam in Grant County, West Virginia. This mine, known as the Stony River Mine, produced approximately 38,000 tons of coal in 1999. A portion of the production from this mine was blended with coal from the Vindex Mine and shipped to VEPCO's Mount Storm Power Station. With the idling of the Vindex Mine, we were unable to sell this portion of the production from the Stony River Mine. As a result of this and other factors, we idled the Stony River Mine in February 1999. Based on the anticipated resumption of coal production at the Vindex Mine and other factors, we entered into a contract mining agreement for the Stony River Mine. The contract miner for this mine had previously operated deep mines in our Preston County reserves. The contract miner began operations in the Stony River Mine in February 2000.

         The reserves for the Vindex Mine and the Stony River Mine contain approximately 16.2 million tons of recoverable coal, all of which are located within several miles of the Mount Storm Power Station. All of these reserves are steam coal and assigned reserves. Approximately 1.2 million tons, or 7.4%, of the assigned reserves in Grant County are surface mineable.

         We also own a 200-tons-per-hour preparation plant located at the Vindex Mine. The preparation plant processes coal from the Vindex, Steyer and Stony River mines for shipment to VEPCO. The total cost of the plant and equipment associated with our Grant County operations was approximately $6.6 million at December 31, 1999, and its net book value was approximately $3.4 million.

         We control a total of 29.9 million tons of reserves in Grant County. All of these reserves are steam coal and assigned reserves. Approximately 28.7 million tons, or 96%, of these reserves are deep mineable.

         UPSHUR COUNTY, WEST VIRGINIA. We own a deep mine complex in Upshur County, West Virginia consisting of two deep mines and related preparation and loading facilities. We commenced production in our first deep mine, known as the Spruce Fork Mine No. 1, in July 1997. This deep mine is in the Upper Freeport seam, and as of December 31, 1999, had approximately 6.3 million tons of recoverable reserves. The quality of the reserves at the Spruce Fork Mine No. 1 averages 1.8 lbs.SO2/MMBtu, 9% ash, 13,000 Btu per pound, 6.0% moisture and 33 volatility. We entered into a contract mining agreement for the operation of our Spruce Fork Mine No. 1, and the contract miner began operations on June 1, 1999. This deep mine produced approximately 1.2 million tons of coal in 1999.

         In September 1999, a contract miner commenced production from a new deep mine in the Kittanning seam in Upshur County. This deep mine, known as the Spruce Fork Mine No. 2, has approximately 16.7 million tons of recoverable reserves. The quality of these reserves averages 1.90 lbs.SO2/MMBtu, 9% ash, 13,000 Btu per pound and 33 volatility. The Spruce Fork Mine No. 2 produced approximately 98,000 tons of coal in 1999.

         During 1999, we sold approximately 86% of the production from our two deep mines in Upshur County to Potomac Electric Power Company, Baltimore Gas & Electric Company, and Lehigh Portland Cement.

         As part of our mining complex, we own and operate a 700-tons-per-hour preparation plant known as the Sawmill Run Plant. We acquired the plant from a subsidiary of Pittston Coal Company, and have upgraded the plant. We also own and operate a train loading facility on the CSX railroad which is adjacent to the Sawmill Run Plant. The loading facility is a high-speed unit train loading facility with an automatic sampling system. The total cost of the plant and equipment associated with our Upshur County operations was approximately $28.8 million at December 31, 1999, and its net book value was approximately $24.1 million.

         We control approximately 65.5 million tons of recoverable reserves in Upshur County. All of these reserves are steam coal, assigned reserves and are classified as deep mineable.

         In addition to the deep mines that we currently own in Upshur County, we have been evaluating and are now pursuing a project that would utilize our other assets in the county. Specifically, the project would involve the construction and operation of an electric power generating facility on property that we currently own or control in the county. As a part of the project, we would supply 100% of the fuel requirements for the generating facility. We are in the initial stages of this project. The project will require various federal, state and local permits and approvals, including permits for the mining operations and the generating facility. In addition, the project will require substantial capital resources. Because of these and other significant requirements, our ability to complete this project is subject to risks and uncertainties, many of which are beyond our control.

         TAZEWELL COUNTY. During 1999, we assessed our future mining plans for this operation and received an independent third party valuation of the property. It was determined that, based on current market conditions, future production decreases and coal sales revenue were expected from managements' original projections. Accordingly, as more fully described under "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation," certain impairment charges were made to the properties and investment in this operation. Management periodically reviews the carrying values of these assets as compared to fair market value and makes adjustments as necessary.

         OTHER RESERVES. In addition to the reserves discussed above in connection with our existing mining operations, we own or control substantial additional reserves, including approximately 218 million tons of reserves in Taylor County, West Virginia. All of the reserves in Taylor County are steam coal, unassigned and are classified as deep mineable. They have an average quality of 1.92 lbs.SO2/MMBtu, 10% ash, 13,000 Btu and 31 volatility. We are not currently producing coal from the Taylor County reserves and are holding them for future production. Management periodically reviews the carrying values of these assets as compared to fair market value and makes adjustments as necessary.

CONTRACT MINING

         We recently converted from operating our deep mines ourselves to using contract miners to operate these mines for us. In each case, the contract miner is a third party that provides coal extraction services at our mines. The contract miner uses its own employees and supplies to mine the coal from our reserves. The contract miner is responsible for making all capital expenditures to advance the mine and continue coal production. As a service provider, the contract miner produces the coal for us, and we own the coal at all times.

COAL TRANSPORTATION

         Transportation costs range from 10 to 15% of the cost of a customer's coal for coal trucked to power plants located in coal fields. For eastern utilities supplied by rail, on the other hand, transportation costs range from 25 to 40% of the cost of a customer's coal. Typically, customers receiving coal by truck purchase the coal on a delivered basis, freight included. Customers receiving coal by rail and generally by barge are responsible for transportation charges. As a result, the availability and cost of transportation constitute important factors for the marketability of coal.

         In 1999, approximately 60% of our tonnage traveled by rail on CSX and Conrail, with the remaining 40% traveling by truck and inland waterway barges. Although all of our operating mines are currently served only by CSX, we believe that the freight charges we pay are competitive with the charges that other coal producers served by multiple railroads pay. The practices of, and rates set by, the railroad serving a particular mine might affect, either adversely or favorably, our marketing efforts with respect to coal produced from the relevant mine.

         Effective on or about June 1, 1999, Conrail was divided between CSX and Norfolk Southern. We anticipate that the division of Conrail will give us access to affected markets without having to incur switching costs between railroads, as we have in the past. Thus, we may be able to supply coal into various markets more competitively because of lower rail transportation costs. We also expect that our competitors will similarly benefit from the division of Conrail since they will be able to supply coal into markets where we have in the past had a transportation advantage because there was a single rail line haul into those markets.

COAL MARKETING AND SALES

         We currently conduct our marketing and sales operations primarily in the eastern and mid-western United States. Our sales and marketing staff in Morgantown, West Virginia focus on steam coal sales in the Northeast and mid-Atlantic regions and on metallurgical coal sales across the entire United States and Canada. Our sales and marketing staff in Carmel, Indiana focus on sales in the mid-western United States.

         In 1999, we sold a total of 10.8 million tons of coal, including 5.8 million tons shipped under long-term contracts with utilities, 2.2 million tons under long-term contracts with independent power producers, 1.5 million tons to metallurgical and industrial customers, and 1.3 million tons under spot market contracts with utilities. We sold a total of 12.3 million tons in 1998, 13.4 million tons in 1997, and 11.6 million tons in 1996.

         Anker Holding B.V., which currently owns 9.8% of our fully-diluted common stock, has through related parties purchased coal from us in the past for its international trading operations. In 1999, Anker Holding did not purchase any coal from us. However, coal purchases from Anker Holding amounted to $100,000 in 1998 and $9.7 million in 1997.

LONG-TERM COAL SUPPLY CONTRACTS

         During 1999, we have supplied coal to approximately 26 different customers on a regular basis. We have entered into various long-term coal supply contracts with our customers, particularly with our regional utilities and independent power producers. We have secured long-term coal supply contracts with a weighted average remaining life of approximately 5.4 years as of January 1, 2000. Our long-term contracts have accounted for approximately 79% of our coal sales revenues from 1997 through 1999. Over the same period, we were successful in renewing approximately 90% of the annual tons covered by long-term contracts that were up for renewal and that we desired to renew. In addition, over the same period, we entered into new long-term contracts for 2.7 million tons of annual coal shipments. We believe that customers enter into these long-term contracts principally to secure a reliable source of coal at predictable prices. We enter into these contracts to obtain stable sources of revenues required to support the large expenditures we need to open, expand and maintain the mines servicing the contracts. Our long-term contracts with companies related to AES Corporation accounted for approximately 18% of our revenues in 1999, compared to 18% of our revenues in 1998, 17% of our revenues in 1997 and 16% of our revenues in 1996. Our shipments to VEPCO accounted for approximately 11% of our revenues in 1999 and 1998, compared to 6% of our revenues in 1997 and 5% of our revenues in 1996. In addition, our shipments to Potomac Electric Power Company accounted for approximately 18% of our revenues in 1999, compared to 10% of our revenues in 1998 and 1997, and 11% of our revenues in 1996. The loss of any of these customers or other long-term contracts could have a material adverse effect on our financial condition and results of operations.

         The following table sets forth information regarding our long-term coal supply contracts as of January 1, 2000. Of our 17 long-term contracts, 10 expire on the stated expiration date and do not have renewal provisions. Our contracts with BG&E -- Wagner Plant, Mettiki Coal Corp., ER&L/AES Thames Plant, MEA Plant and Logan Generating Plant provide for extension upon mutual agreement. Our contracts with PEPCO -- Chalk Point & Morgantown Plants, and Lehigh Portland -- Union Bridge Plant allow the customer to unilaterally extend the contract for a period of one year. The expiration dates listed below are the current expiration dates of our long-term contracts and do not reflect any extensions or renewals. As noted above, during the period from 1997 to 1999, we renewed approximately 90% of the annual tons covered by long-term contracts that were up for renewal and that we desired to renew. In addition, over the same period, we entered into new long-term contracts for 2.7 million tons of annual coal shipments. We do not believe that our renewal rate is dependent upon whether the contract includes renewal provisions.


                                                                                                          CURRENT
                                                          CONTINUOUS     APPROXIMATE      EXPIRATION      ANNUAL
                                                           YEARS OF    TERM OF CURRENT      DATE OF      CONTRACT
                                                         SERVICE WITH     CONTRACT          CURRENT       TONNAGE
                CUSTOMER                                   CUSTOMER   (NUMBER OF YEARS)  CONTRACT (1)  (IN THOUSANDS)
                --------                                   --------   -----------------  ------------  --------------
                Allegheny Energy-Harrison Plant......          9              2           12/31/01          900
                BG&E-Wagner Plant....................         10              3           12/31/02          100
                BG&E-Crane Plant.....................          5              3           12/31/02          175
                PEPCO-Chalk Point & Morgantown Plants         17              2           12/31/00        2,150
                Lehigh Portland-Union Bridge Plant...          1              2           06/30/01          192(1)
                Atlantic Electric-Deepwater Plant....         17              6           06/30/01          160(2)
                AK Steel-Ashland & Middletown Plants.          3              2           12/31/01          480(1)
                VEPCO-Mt. Storm Station-Vindex Contract        8              3           12/31/01          360
                PP&L-Brunner Island Plant............          1              3           12/31/01          320(3)
                VEPCO Mt. Storm Plant-Mastellar
                Contract.............................          8              8           12/31/02          432
                Mettiki Coal Corp....................          5              7           12/31/02          432
                ER&L/AES Thames Plant................         11             16           03/03/05          650(1)
                MEA Plant............................          8             15           09/14/07          120(1)
                AES Shady Point Plant................          9             18           12/31/07          600(1)
                Logan Generating Plant...............          5             21           12/31/14          400(1)
                AES Beaver Valley Plant..............         14             20           12/31/16          576(4)
                AES Warrior Run Plant(5).............          0             20           12/31/19          650(1)

(1) Reflects shipments under a "total requirements" contract. Amounts are averages of what the customer has asked for and is expected to ask for in the future. A "total requirements" contract is a contract in which the seller agrees to supply all of the specific goods that the purchaser will need during a specified period at an agreed price, and the purchaser agrees to purchase all of those goods exclusively from the seller.

(2)      Reflects an 85% requirements contract.

(3)      Shipments for 2000 at 324,000 tons and 2001 at 162,000 tons.

(4) As of April 1, 1999 this contract changed from a coal supply agreement to an agency agreement under which the customer pays a fee to us for all tons delivered to the plant.

(5) Contract term is for 20 years from the commercial operation date, which has yet to occur. We are currently shipping coal and expect the commercial operation date to occur in the first quarter of 2000.

         The terms of long-term coal supply contracts are based on bidding procedures and extensive negotiations with customers. Consequently, the terms of these contracts typically vary significantly from one another in many respects, including their price adjustment features, price reopener terms, coal quality requirements, quantity parameters, flexibility and adjustment mechanics, permitted sources of supply, treatment of environmental constraints, options to extend and force majeure and termination and assignment provisions.

         Virtually all of our long-term coal supply contracts are subject to price adjustment provisions. These price adjustment provisions permit an increase or decrease in the contract price at specified times to reflect changes in market price indices or other economic indices, taxes and other charges. Two of our long-term coal supply contracts also contain price reopener provisions. These price reopener provisions provide for the contract price to be adjusted upward or downward at specified times on the basis of market factors. Price reopener provisions might specify an index or other market pricing mechanism on which a new contract price is to be based. Frequently, customers send bid solicitations to other suppliers to establish a new price or to establish a right of first refusal. Some price reopener provisions contain limitations on the magnitude of the price change permitted. Contract prices under long-term coal supply agreements frequently vary from the price at which a customer could acquire and take delivery of coal of similar quality in the spot market.

         Our long-term coal supply contracts specify Btu, sulfur, ash, moisture, volatility and other quality requirements for the coal to be supplied. Most of our contracts specify the approved seams and/or approved locations from which the coal is to be mined.

         Our long-term coal supply contracts contain "force majeure" provisions that allow us and/or the customer to suspend performance under the contract to the extent necessary while events beyond the reasonable control of the affected party are occurring.

         From time to time, we have become involved in contract disputes relating to, among other things, coal quality, pricing, source of the coal and quantity. While customer disputes, if unresolved, could result in the termination or cancellation of the contracts to which they relate, our experience has been that curative and/or dispute resolution measures decrease the likelihood of termination or cancellation. In addition, our development of long-term business relationships with many of our customers has generally permitted us to resolve business disputes in a mutually acceptable manner. Nonetheless, we have from time to time been involved in arbitration and other legal proceedings regarding our long-term contracts, and we cannot assure you that existing and future disputes can be resolved in a mutually satisfactory manner. In August 1999, to resolve disputes under an agreement with VEPCO, we entered into an amendment to that agreement. The amendment, among other things, gives VEPCO the right, but not the obligation, to terminate that agreement to purchase coal from us since the West Virginia Division of Environmental Protection did not issue a permit for the resumption of operations at our Grant County surface mine by October 15, 1999. We obtained the permit on December 17, 1999, and, by letter dated February 1, 2000, VEPCO agreed not to terminate the contract if mining operations at the Grant County mine resume shortly. We are currently preparing the property for mining and expect to resume coal production at the Grant County surface mine in April 2000.

         The operating profit margins we realize under our long-term coal supply contracts vary from contract to contract and depend upon a variety of factors, including price reopener and other price adjustment provisions, as well as our production costs and the cost of brokered coal. Termination or suspension of deliveries under a high-price contract could have a material adverse effect on earnings and operating cash flow disproportionate to the percentage of production the tonnage delivered under contract represents.

REGULATION AND LAWS

         Federal, state and local authorities regulate the coal mining industry on matters including employee health and safety, permitting and licensing requirements, air quality standards, water pollution, the reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence, which is the sinking or settling of the earth's surface from underground mining, and the effects that mining has on groundwater quality and availability. In addition, significant legislation mandating benefits for current and retired coal miners affects the industry. Mining operations require numerous federal, state and local governmental permits and approvals.

         Our independent operating subsidiaries endeavor to conduct mining operations in compliance with all applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements, violations during mining operations occur from time to time in the industry. Notwithstanding compliance efforts, we do not believe these violations can be completely eliminated.

         While it is not possible to quantify the costs of compliance with all applicable laws, those costs have been and continue to be significant.




MINING HEALTH AND SAFETY STANDARDS

         Federal legislation has imposed stringent safety and health standards since 1969, when Congress adopted the federal Coal Mine Health and Safety Act of 1969. The 1969 Coal Mine Health and Safety Act resulted in increased operating costs and reduced productivity. The Federal Mine Safety and Health Act of 1977 significantly expanded the enforcement of health and safety standards. The 1977 Federal Mine Safety and Health Act imposes safety and health standards on all mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. The Mine Safety and Health Administration monitors compliance with these federal laws and regulations. The Black Lung Benefits Act of 1969 and the Black Lung Benefits Reform Act of 1977 constitute parts of the 1969 Coal Mine Health and Safety Act and the 1977 Federal Mine Safety and Health Act, respectively. In addition to the federal framework, most of the states in which we operate impose regulatory and legal parameters for mine safety and health.

         Although our employee base is significantly lower than it was in prior years due to the use of contract miners at our deep mines, one of our long-term goals is to achieve excellent health and safety performance for our employees, as measured by accident frequency rates and other measures. We believe that our attainment of this goal is inherently tied to our attainment of productivity and financial goals. We seek to implement this goal by, among other measures

         - training our employees in safe work practices;

         - carrying out periodical safety audits at our operations;

         - openly communicating with our employees;

         - establishing, following and improving safety standards;

         - involving our employees in establishing safety standards; and

         - recording, reporting and investigating all accidents, incidents and losses at our operations to avoid recurrences.

         As evidence of the effectiveness of our safety program, the West Virginia Office of Miners' Health, Safety and Training awarded our Osage Mine in Monongalia County, West Virginia the Bart Lay Award. The Osage Mine was recognized as the safest coal mine in West Virginia during 1996 and 1997. In addition, the Mine Safety and Health Administration awarded the Webster County surface mine and the Steyer Mine the Pacesetter Award for lowest accident frequency for 1998. The State of West Virginia awarded the preparation plant associated with the Sentinel Mine the Mountain Guardian Award for lowest accident and violation frequency for 1998.


BENEFITS UNDER BLACK LUNG LEGISLATION

         In order to compensate miners who were last employed as miners prior to 1970, the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended by the Black Lung Benefits Revenue Act of 1981 and the Black Lung Benefits Amendments of 1981, levy a tax on production of $1.10 per ton for deep-mined coal and $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the sales price. In addition, the 1981 Acts provide that some claims for which coal operators had previously been responsible will be obligations of a government trust funded by the tax. The Revenue Act of 1987 extended the termination date of the tax from January 1, 1996 to the earlier of January 1, 2014 and the first January on which the government trust becomes solvent. We maintain a fully-insured program covering all black lung claims through the West Virginia Workers Compensation and the West Virginia Coal Workers' Pneumoconiosis Funds. We have not received any notice of claims for black lung disease which the plans would not cover.

         The United States Department of Labor has issued proposed amendments to the regulations implementing the federal black lung laws which, among other things,

         - expand the definition of coal works pneumoconiosis,

         - liberalize the standards for entitlement to living miners' and widows' benefits,

         - restrict the number of medical reports a party may use in defending a claim and

         - expand the types of medical conditions for which treatment must be provided.

If adopted, the amendments could have an adverse impact on us, the extent of which we cannot accurately predict.

COAL INDUSTRY RETIREE HEALTH BENEFIT ACT OF 1992

         Congress enacted the Coal Industry Retiree Health Benefit Act of 1992 (the Rockefeller Act) in October 1992 to provide for the funding of health benefits for United Mine Workers Association retirees. The Rockefeller Act was enacted to eliminate the funding deficits of the 1950 and 1974 United Mine Workers Association Benefit Trust. The Rockefeller Act created the Combined Fund to which signatory operators are obligated to pay annual premiums for assigned beneficiaries, together with a pro rata share for unassigned beneficiaries who never worked for those employers. Signatory operators include operators who are signatory to the current or prior National Bituminous Coal Wage Agreements. Related persons include entities that we at one time owned which were signatory operators.

         The Rockefeller Act also created the 1992 Benefit Plan. The 1992 Benefit Plan covers individuals who are not covered under the Combined Fund, who would have been eligible for benefits under the 1950 and 1974 United Mine Workers' Association Benefit Trusts, and who retired prior to September 30, 1994. The last signatory operator (and any related persons) is required to pay a monthly per beneficiary premium.

         In 1999, we paid approximately $343,000 in premiums to the Combined Fund. In addition, as of December 31, 1999, we had a reserve in our consolidated balance sheet for $7.3 million for premiums, interest and penalties with respect to prior year amounts due to the Combined Fund and the 1992 Benefit Plan. Of this amount, we paid $1.6 million in January, 2000 in connection with a lawsuit concerning a dispute over a portion of the premiums we allegedly owe under the Combined Fund. See "Item 3 -- Legal Proceedings" for a discussion of the status of the litigation. In addition, of the $7.3 million, $1.3 million relates to beneficiaries assigned to us from the 1992 Benefit Plan. This is also subject to litigation, which is discussed in "Item 3 -- Legal Proceedings."

         Finally, based upon independent actuarial estimates, we believe that the amount of our obligation for future premiums under both the Combined Fund and 1992 Benefit Plan is approximately $5.2 million as of December 31, 1999, using a 7% discount rate. This amount is a component of the amount recorded on our consolidated balance sheet at December 31, 1999. See "Part II, Item 8 -- Consolidated Financial Statements." We will fund amounts paid in connection with this obligation with cash from operations or borrowings under our credit facility.

ENVIRONMENTAL LAWS

         We are subject to various federal environmental laws, including the Surface Mining Control and Reclamation Act, the Clean Air Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Clean Water Act and the Resource Conservation and Recovery Act. We are also subject to state laws of similar scope in each state in which we operate. These laws require governmental approval of many aspects of coal mining operations. As a result, both federal and state inspectors regularly visit our mines and other facilities in order to assure compliance.

         SURFACE MINING CONTROL AND RECLAMATION ACT. The federal Surface Mining Control and Reclamation Act of 1977, administered by the Office of Surface Mining, establishes mining and reclamation standards for all aspects of surface mining as well as many aspects of deep mining. The Surface Mining Control and Reclamation Act and similar state statutes require, among other things, that mined property be restored in accordance with specified standards and an approved reclamation plan. In addition, the Abandoned Mine Lands Act, which is part of the Surface Mining Control and Reclamation Act, imposes a tax on all current mining operations. The proceeds of the tax are used to restore mines closed before 1977. The maximum tax is $0.35 per ton on surface-mined coal and $0.15 per ton on underground-mined coal.

         The Surface Mining Control and Reclamation Act also requires that we meet comprehensive environmental protection and reclamation standards during the course of, and upon completion of, mining activities. For example, the Surface Mining Control and Reclamation Act requires that we restore a surface mine to approximate original contour as contemporaneously as practicable. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. We must obtain permits for surface mining operations from the federal Office of Surface Mining Reclamation and Enforcement. On the other hand, where state regulatory agencies have adopted federally approved state programs under the Surface Mining Control and Reclamation Act, we must obtain the permits from the appropriate state regulatory authority. We accrue for the liability associated with all end of mine reclamation on a ratable basis as the coal reserve is being mined. We periodically update the estimated cost of reclamation, and the corresponding accrual, on our financial statements. The earliest a reclamation bond can be released is five years after reclamation to the approximate original contour has been achieved.

         All states in which our active mining operations are located have achieved primary jurisdiction for Surface Mining Control and Reclamation Act enforcement through approved state programs. Under the Surface Mining Control and Reclamation Act, responsibility for any coal operator that is currently in violation of the Act can be imputed to other companies that are deemed, according to regulations, to "own or control" the coal operator. Sanctions can include being blocked from receiving new permits and rescission or suspension of existing permits. Because of a federal court action invalidating the Surface Mining Control and Reclamation Act ownership and control regulations, the scope and potential impact of the "ownership and control" requirements on us are unclear. The Office of Surface Mining has responded to the court action by promulgating interim regulations, which more narrowly apply the ownership and control standards to coal companies. Although the federal action should have a precedential effect on state regulations dealing with "ownership and control," which are in many instances similar to the invalidated federal regulations, we are not certain what impact the federal court decision will have on these state regulations.

         CLEAN AIR ACT. The Clean Air Act, including the Clean Air Act Amendments, and corresponding state laws that regulate the emissions of materials into the air, affect coal mining operations both directly and indirectly. Coal mining and processing operations may be directly affected by Clean Air Act permitting requirements and/or emissions control requirements relating to particulate matter, such as fugitive dust. Coal mining and processing may also be impacted by future regulation of fine particulate matter measuring 2.5 micrometers in diameter or smaller. Regulations relating to fugitive dust and coal emissions may restrict our ability to develop new mines or require us to modify our existing operations. The Clean Air Act indirectly affects coal mining operations by extensively regulating the air emissions of coal-fueled electric power generating plants. Title IV of the Clean Air Act Amendments places limits on sulfur dioxide emissions from electric power generation plants. The limits set baseline emission standards for these facilities. Reductions in these sulfur dioxide emissions will occur in two phases. Phase I began in 1995 and currently applies to 445 utility units. Phase II will begin in 2000 and will apply to all facilities, including those subject to the 1995 restrictions. The affected utilities may be able to meet these requirements by, among other things, switching to lower sulfur fuels, installing pollution control devices such as scrubbers, reducing electricity generating levels or by purchasing or trading pollution credits. Specific emissions sources will receive these credits, which utilities and industrial concerns can trade or sell to allow other units to emit higher levels of sulfur dioxide.

         We cannot ascertain completely the effect of the Clean Air Act Amendments at this time. It was generally anticipated that Phase I of Title IV of the Clean Air Act Amendments would increase prices for low sulfur coal. This price increase, however, did not materialize. When the Clean Air Act Amendments were enacted, many plants switched to low sulfur coal supplied from the Powder River Basin, located predominantly in Wyoming. This compliance strategy generated an unexpectedly large number of pollution credits, which were then marketed together with lower cost, higher sulfur coal and sold in competition with Central Appalachian production. We believe these factors reduced or capped the anticipated price increase for Central Appalachian low sulfur coal in Phase I.

         We believe that in Phase II, the price for low sulfur coal is more likely to increase, and the price for high sulfur coal to decrease, because additional coal-burning electric power plants will be affected by Phase II. However, this is not expected to occur until well into Phase II, after the large bank of pollution credits which has developed in connection with Phase I has been reduced and before utilities electing to comply with Phase II by installing scrubber sulfur-reduction technologies are able to implement this compliance strategy. We do not believe that compliance strategies utilizing scrubbers will result in significant downward pressure on compliance coal prices during initial phases of Phase II. However, if the prices of compliance coal and/or pollution credits rise, scrubber compliance strategies may become more competitive. The expected reduction of the existing bank of pollution credits during Phase II should also help to rationalize the market for compliance coal during the long term to the extent utilities are unable to utilize strategies to create a new bank of pollution credits. This legislation limits the ability of some of our customers to burn higher sulfur coals unless these customers have or are willing to install scrubbers, to blend coal or to bear the cost of acquiring emission credits that permit them to burn higher sulfur coal. We have endeavored to mitigate the potential adverse effects of the legislation's limitations on sulfur dioxide emissions through our acquisition and development of compliance and low sulfur coal reserves and operations in Appalachia.

         The Clean Air Act Amendments also require that existing major sources of nitrogen oxides in moderate or higher ozone non-attainment areas install reasonably available control technology for nitrogen oxides, which are precursors of ozone. In addition, the Environmental Protection Agency is expected to implement stricter ozone ambient air quality standards by 2003. In September 1998, the EPA issued its final rule on regional nitrogen oxide emission reductions directed at 22 eastern states and the District of Columbia. This rule is intended to further reduce nitrogen oxide emissions by the year 2003. In estimating the impact of this rule on emissions sources, the EPA assumed reductions of approximately 85% from electric generating units, although it is up to the individual states to determine how the reductions are to be imposed on sources within their borders. In addition, in response to petitions filed under Section 126 of the Clean Air Act Amendments, the EPA has proposed to apply additional restrictions on nitrogen oxide emissions from specified individual sources, including electric generating facilities, in various states, including West Virginia. Because the EPA's actions have been challenged, we do not know what the ultimate impact of these actions will be. The installation of reasonably available control technology, and any control measures beyond the reasonably available control technology that the states and the EPA may require, will make it more costly to operate coal-fired power plants. In addition, depending on the requirements of individual state attainment plans and the development of revised new source performance standards, the installation of these measures could make coal a less attractive fuel or alternative in the planning and building of power plants in the future. If coal's share of the capacity for power generation were to be reduced, a material adverse effect on our financial condition and results of operations could result. We cannot predict with certainty the effect this legislation, regulatory action and pending litigation, as well as other legislation that may be enacted in the future, could have on the coal industry in general and on us in particular. We cannot assure you that implementation of the Clean Air Act Amendments, new or revised ambient air quality standards or any other current or future regulatory provision, will not materially adversely affect us.

         COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT. The federal Comprehensive Environmental Response, Compensation and Liability Act and similar state laws may affect coal mining operations by imposing clean-up requirements for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment. Under the Comprehensive Environmental Response, Compensation and Liability Act, joint and several liability may be imposed on waste generators, site owners and operators and others regardless of fault or the legality of the original disposal activity. Waste substances generated by coal mining and processing are generally not regarded as hazardous substances for purposes of the Comprehensive Environmental Response, Compensation and Liability Act.

         CLEAN WATER ACT. Both the federal Clean Water Act and corresponding state statutes affect coal mining operations by imposing restrictions on discharges, including acid mine drainage, into surface waters, ground water and wetlands. The Clean Water Act permitting requirements can impact coal mining operations in two primary ways. First, under Section 404 of the Clean Water Act, the dredging, filling or impoundment of waters of the United States requires a permit from the U.S. Army Corps of Engineers. In addition, under Section 402 of the Clean Water Act, a permit must be obtained for a discharge from any point source into waters of the United States. State laws have similar permitting requirements. Regular monitoring, as well as compliance with reporting requirements and performance standards, are included under the Clean Water Act and are preconditions for the renewal of required permits. In addition, to the extent not otherwise regulated by applicable law, West Virginia's Groundwater Protection Act may affect coal mining operations by imposing restrictions to protect groundwater quality.

         RESOURCE CONSERVATION AND RECOVERY ACT. The federal Resource Conservation and Recovery Act, and corresponding state statutes, may affect coal mining operations by imposing requirements for the treatment, storage and disposal of hazardous wastes. Although many mining wastes are excluded from the regulatory definition of hazardous waste, and coal mining operations covered by Surface Mining Control and Reclamation Act permits are exempted from regulation under the Resource Conservation Recovery Act by statute, the EPA is studying the possibility of expanding regulation of mining wastes under the Resource Conservation Recovery Act.

          TOXIC SUBSTANCES CONTROL ACT. The Toxic Substances Control Act regulates, among other things, the use and disposal of polychlorinated biphenyls, a substance that, in the past, was commonly found in coolants and hydraulic fluids that the mining industry utilized. The penalties imposed under the Toxic Substances Control Act for the improper disposal of polychlorinated biphenyls can be significant.

EMPLOYEES AND LABOR RELATIONS

          We recently changed from operating our deep mines ourselves to utilizing contract miners to operate these mines for us. As a result, our employee base has significantly reduced from 668 employees as of December 31, 1998 to 162 employees as of December 31, 1999.

          We are not a party to any collective bargaining agreement. We consider our relations with our employees to be good. If some or all of our currently non-union operations were to become unionized, we could incur higher labor costs and an increased risk of work stoppages. We cannot assure you that our workforce will not unionize in the future. The labor force for our contract miners is currently not unionized. If some or all of our contract miners' employees were to become unionized, the contract miners could incur higher labor costs and have an increased risk of work stoppages, which could adversely affect our business and costs of operations.

ITEM 2.  PROPERTIES

GENERAL

          Our headquarters are located in leased office space in Morgantown, West Virginia. The descriptions of properties used for coal production set forth above in "Item 1 -- Business -- Mining Operations," are hereby incorporated into this Item 2 by reference.

COAL RESERVES

          As of December 31, 1999, we had an estimated reserve base totaling approximately 504 million recoverable product tons. Of that amount, approximately 17% consists of low sulfur coal (91% of which is compliance coal), 68% of that amount consists of medium sulfur coal and 15% consists of high sulfur coal. Approximately 96% of these reserves are classified as deep, and 4% are classified as surface mineable. Moreover, steam coal represents approximately 441 million tons, or 88%, of our reserves. Premium quality metallurgical coal, on the other hand, constitutes approximately 63 million tons, or 12%, of our reserves. Assigned reserves, which consist of coal that could reasonably be expected to be processed in existing plants, represent approximately 45% of our reserves. Unassigned reserves, which consist of coal for which additional expenditures will be required for processing facilities, represent the remaining 55% of our reserves. We have approximately 218 million tons of reserves in Taylor County, West Virginia, from which we are not currently producing coal but which is being held for future production.

          Our engineers and geologists prepare reserve estimates, which are reviewed and updated periodically to reflect new data and developments affecting our coal reserves. Accordingly, reserve estimates will change from time to time in response to mining activities, new engineering and geological data, acquisition or divestiture of reserves, modification of mining plans or mining methods, market conditions and other factors. In 1999, we engaged Marshall Miller & Associates, an independent mining and geological consultant, to audit our estimates of our coal reserves as of October 1, 1999. The following table summarizes our coal reserves as of December 31, 1999. Estimates of measured, indicated and total recoverable reserves are based on the estimates prepared by our engineers and geologists, as audited by Marshall Miller & Associates, and have been updated by us to take into account the factors identified above.

      ESTIMATES OF MEASURED, INDICATED AND TOTAL RECOVERABLE COAL RESERVES

                                            UNDERGROUND                                  TOTAL
                                              (UG) OR                                 RECOVERABLE
COUNTY, STATE                               SURFACE (S)     MEASURED(1)  INDICATED(2)   RESERVES      SURFACE      UNDERGROUND
-------------                               -----------     -----------  ------------   --------      -------      -----------
                                                                           (TONS IN MILLIONS)
Barbour County, West Virginia                    UG             22.75          6.97        29.72           -         29.72
Grant County, West Virginia                     S/UG            16.18         13.72        29.90        1.21         28.69
Harrison County, West Virginia                   UG             18.35         38.15        56.50           -         56.50
Monongalia County, West Virginia                 S               1.91          0.02         1.93        1.93             -
Preston County, West Virginia                    UG              0.65             -         0.65           -          0.65
Raleigh County, West Virginia                    UG             18.46         12.82        31.28           -         31.28
Taylor County, West Virginia                     UG             73.57        144.41       217.98           -        217.98
Upshur County, West Virginia                     UG             40.69         24.77        65.46           -         65.46
Allegany County, Maryland                        S               4.14          0.11         4.25        4.25             -
Garrett County, Maryland                        S/UG            19.30          3.26        22.56        9.55         13.01
Muhlenberg County, Kentucky                     S/UG             6.97          0.83         7.80        0.23          7.57
Tazewell County, Virginia                       S/UG            25.10         10.43        35.53        0.90         34.63
                                                               ------        ------       ------      ------        ------

             Totals                                            248.07        255.49       503.56       18.07        485.49
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

         We own approximately 59% of our total reserves and lease the remaining 41% from third parties. Our reserve leases with third parties generally have terms of between 10 to 20 years. We generally have the right to renew the leases for a stated period or to maintain the lease in force until the exhaustion of mineable and merchantable coal. These leases provide that we must pay royalties to the lessor, either as a fixed amount per ton or as a percentage of the sales price. The fixed amount per ton and the percentage of the sales price that we pay as royalties under our leases vary from lease to lease and from region to region. Generally, however, the royalty that takes the form of a fixed amount per ton ranges from between $0.75 and $2.50 per ton, with an average of approximately $1.50 per ton. The royalty that is a percentage of the sales price generally ranges from between 3% and 10% of the sales price, with an average of approximately 5% of the sales price. Many leases also require us to pay advance minimum royalties. These royalties are usually paid in periodic installments over the life of the lease. In most cases, the minimum royalty payments are credited against future production royalties.

         Consistent with industry practices, we conduct limited investigation of title to third-party coal properties prior to our leasing of these properties. The title of the lessors or grantors and the boundaries of our leased properties are not fully verified until we prepare to mine the reserves. If defects in title or boundaries of undeveloped reserves arise in the future, our control and right to mine these reserves could be materially affected.

ITEM 3.  LEGAL PROCEEDINGS

         In 1998, two of our subsidiaries, Anker Energy Corporation and King Knob Coal Co., Inc., sued Consolidation Coal Company, known as Consol, the Social Security Administration, which is the administrator of the Coal Industry Retiree Health Benefit Act of 1992, and the Trustees of the United Mine Workers of America Combined Benefit Fund in the U.S. District for the Western District of Pennsylvania. Our subsidiaries claimed that:

     - Consol is responsible for paying approximately one-third of the subsidiaries' 1992 Coal Act premiums that relate to employees affected by Consol's breach of several contract mining agreements in the early 1980's;

     - the Social Security Administration should be prohibited from continuing to invoice Anker Energy and King Knob for these payments, which Consol should have made; and

     -   the 1992 Coal Act is unconstitutional.

         The trustees filed a counterclaim against Anker Energy and King Knob for the amount of premiums they have failed to pay as a result of their claim against Consol. The trial court granted the trustees' motion for summary judgment on this counterclaim, as well as the motions to dismiss that Consol and the Social Security Administration filed.

         Anker Energy and King Knob appealed to the U.S. Court of Appeals for the Third Circuit. The appeals court reversed the trial court's ruling with respect to Consol but affirmed all of the trial court's other rulings. As a result, Anker Energy and King Knob could pursue their claim for reimbursement against Consol, but they were required to pay the disputed portion of their 1992 Coal Act premiums while the claim was pending. The disputed portion of premiums, including interest and penalties, was approximately $1.6 million.

         On August 12, 1999, Anker Energy and King Knob filed for a writ of certiorari to the U.S. Supreme Court. The court of appeals' judgment was stayed pending the Supreme Court's disposition of the writ. On November 16, 1999, the Supreme Court denied the writ of certiorari, and Anker Energy and King Knob paid the disputed premiums, which amounted to approximately $1.6 million including interest and penalties, in January 2000. We have fully accrued the entire judgment in prior years. Anker Energy and King Knob funded the judgment from borrowings under our revolving credit facility.

         In 1999, the Trustees of the United Mine Workers of America 1992 Benefit Plan, referred to as the 1992 Benefit Plan, sued Anker Energy and King Knob to collect unpaid premiums under the 1992 Benefit Plan. The Trustees contend that Anker Energy and King Knob are responsible for premiums under the 1992 Benefit Plan for 21 beneficiaries. The Trustees are seeking approximately $400,000 in total damages in this case.

         We and our subsidiaries are also involved in various other legal proceedings incidental to our normal business activities. Our management does not believe that the outcome of any of these proceedings will have a material adverse effect on our operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our stockholders during the fourth quarter of 1999.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         In October 1999, we issued warrants to purchase 20% of our common stock at an exercise price of $0.01 per share to noteholders as part of the private exchange of our 14.25% Series A notes for our 9-3/4% notes. At the same time, we issued warrants to purchase 10% of our common stock to Rothschild Recovery Fund L.P. in connection with a sale for cash of additional 14.25% Series A notes. These warrants were issued in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Currently, there is no market for our common stock. As of March 15, 2000, there were 19 holders of record of our common stock.

         We have not declared or paid dividends on our common stock. Our ability to pay dividends is restricted by the agreements governing our long-term indebtedness.


ITEM 6.  SELECTED FINANCIAL DATA

         The following table is a summary of our historical consolidated financial data for the five years ended December 31, 1999. The unaudited adjusted combined statements of operations data and other data for the year ended December 31, 1996 combine the audited results of operations of our predecessor, Anker Group, Inc., for the period January 1, 1996 to July 31, 1996, and of us for the period August 1, 1996 to December 31, 1996. You should read the following information together with "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Item 8 -- Consolidated Financial Statements and Supplementary Data."





                                                                                         Anker Coal       Anker Group, Inc.
                                             Anker Coal Group, Inc.                      Group, Inc.        (Our Predecessor)
                                       -------------------------------       Adjusted    -----------   -----------------------
                                                 Year Ended                  Combined      August 1,
                                                 December 31,                 For the        1996       January 1,
                                       -------------------------------      Year Ended        To          1996       Year Ended
                                                                            December 31,  December 31,  to July 31,  December 31,
                                          1999        1998        1997         1996           1996          1996        1995
                                       --------------------------------        -----          -----        -----        ----
                                                                              (unaudited)
                                                                         (Dollars in thousands)
STATEMENT OF OPERATIONS DATA:

Coal sales and related revenue         $ 230,645    $ 291,426    $ 322,979    $ 290,155    $ 123,246    $ 166,909    $ 248,897
Operating expenses:
Cost of operations and selling
expenses                                 209,681      276,469      295,387      259,579      110,215      149,364      221,315
Depreciation, depletion and
amortization                              18,166       18,150       17,470       14,319        6,437        7,882       11,732
General and administrative                10,276        9,076        9,462        7,534        3,738        3,796        6,843
Loss on impairment of investment and
restructuring charges                      6,226       90,717        8,267           --           --           --           --
Stock compensation and related
expenses                                      --           --           --        2,969           --        2,969           --
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
   Operating (loss) income               (13,704)    (102,986)      (7,607)       5,754        2,856        2,898        9,007
Interest expense, net                    (15,070)     (13,066)     (10,042)      (4,886)      (2,090)      (2,796)      (6,612)
Other income, net                          3,728        2,805        2,083        1,480          373        1,107        3,108
Life insurance proceeds                       --           --       15,000           --           --           --           --
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
   (Loss) income before income taxes
   and extraordinary item                (25,046)    (113,247)        (566)       2,348        1,139        1,209        5,503
Income tax (benefit)                      (8,916)      (7,643)      (1,242)         351          485         (134)       2,270
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
   (Loss) income before
   extraordinary item                    (16,130)    (105,604)         676        1,997          654        1,343        3,233
Extraordinary item (1)                        --          965        3,849           --           --           --           --
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
   Net (loss) income                     (16,130)    (106,569)      (3,173)       1,997          654        1,343        3,233
Preferred stock dividends and
   accretion (2)                          (2,008)      (1,937)      (1,876)        (891)        (775)        (116)        (215)
Common stock available for
   repurchase accretion(2)                  (421)          --           --           --           --           --           --
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

   Net (loss) income available to
   common stockholders                 $ (18,559)   $(108,506)   $  (5,049)   $   1,106    $   (121)   $   1,227    $   3,018
                                       =========    =========    =========    =========    =========    =========    =========


                                                                                         Anker Coal       Anker Group, Inc.
                                           Anker Coal Group, Inc.                        Group, Inc.     (Our Predecessor)
                                           ----------------------          Adjusted      -----------     -----------------
                                                                           Combined       August 1,
                                                      Year Ended            For the        1996         January 1,
                                                      December 31,         Year Ended       To             1996        Year Ended
                                          -----------------------------    December 31,  December 31,   to July 31,   December 31,
                                          1999        1998        1997        1996          1996           1996           1995
                                          -----       -----       -----       -----         -----         -----          ----
                                                                              (unaudited)
                                                                         (Dollars in thousands)
OTHER DATA:
Adjusted EBITDA(3)                     $19,086 (4)  $   8,686    $  20,213    $  24,522    $   9,666    $  14,856    $  23,847

CASH FLOW DATA:

Net cash provided by (used in)
  operating activities                 $   3,756    $  (5,465)   $  (5,047)      18,458    $    (564)   $  19,022    $   2,168
Net cash (used in) provided by
  investing activities                    (2,076)      (8,134)     (47,025)     (86,732)     (84,968)      (1,764)       5,021
Net cash (used in) provided by
  financing activities                    (1,688)      13,614       51,516       56,293       86,088      (29,795)       4,992

BALANCE SHEET DATA (AT PERIOD END):

Working (deficit) capital              $    (594)   $  (3,553)   $  21,499                 $   7,410                 $  27,599
Total assets                             178,953      202,429      304,650                   259,683                   187,026
Total long-term debt (5)                 159,986      142,711      133,599                    88,029                    74,902
Mandatorily redeemable preferred
stock                                     26,596       24,588       22,651                    20,775                     8,600
Common stock available for
repurchase (5)                                --       10,000           --                        --                        --
Total stockholder's (deficit) equity     (61,849)     (47,876)      75,730                    80,779                    57,203

(1) Represents the write-off of unamoritized debt issuance costs related to our credit facility in 1997 and our amended and restated credit facility in 1998.

(2) Represents accrued and unpaid dividends and accretion on Class A mandatorily redeemable preferred stock and accretion on common stock available for repurchase.

(3) Adjusted EBITDA represents our earnings before interest, taxes, depreciation, depletion, amortization, non-cash stock compensation and non-recurring related expenses, loss on impairment of investment and restructuring charges, life insurance proceeds, financial restructuring charges and extraordinary items. Adjusted EBITDA should not be considered as an alternative to operating earnings (loss) or net income
         (loss), as determined in accordance with generally accepted accounting principles, as a measure of our operating performance. Nor should it be considered as an alternative to net cash provided by operating, investing and financial activities, as determined in accordance with generally accepted accounting principles, as a measure of our ability to meet cash needs. We have included Adjusted EBITDA because we use Adjusted EBITDA to assess our financial performance and some of the covenants in our loan agreement and indenture are tied to similar measures. Since all companies and analysts do not necessarily calculate Adjusted EBITDA in the same fashion, Adjusted EBITDA as presented in this report may not be comparable to similarly titled measures that other companies report.

(4) Adjusted for $3.3 million of financial restructuring charges included in general and administrative expenses, $1.4 million for an additional accrual for the 1992 Coal Act and $6.2 million of one-time charges relating to impairment and restructuring charges.

(5) Includes current portion. See our consolidated financial statements included in Item 8.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

         RESTRUCTURING TRANSACTIONS

         We have continued to experience liquidity problems during the calendar year 1999. To address our liquidity problems, on October 28, 1999, we completed a private restructuring of our 9-3/4% notes and a private placement to raise additional capital. As discussed in more detail below, in the transactions, a limited number of qualified noteholders exchanged $108.5 million of their 9-3/4% notes for $86.8 million of our 14.25% Series A notes, as well as warrants to purchase our common stock. Exchanging noteholders waived their right to receive the October 1, 1999 interest payment on their 9-3/4% notes and also consented to various amendments to the indenture governing the 9-3/4% notes. In addition, we raised $11.2 million in cash through the sale to Rothschild Recovery Fund L.P. in a private placement of $13.2 million principal amount of our 14.25% Series A notes. The funds raised in the private placement were applied against the revolving credit facility under our loan agreement with Foothill. For a description of the loan agreement, see "-- Long-Term Debt" below.

         We recorded the private exchange in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting By Debtors and Creditors For Troubled Debt Restructurings." In the private exchange, the carrying amount of $125.0 million principal amount of 9-3/4% notes and the accrued and unpaid interest of approximately $5.3 million will be amortized to the face amount of principal and interest payments on the 14.25% notes over time. We did not change our carrying amount of long-term debt in connection with the private exchange.

         In March 2000, we completed an exchange offer of 14.25% Series B notes for the Series A notes issued in the transactions discussed above and in the private stockholder exchange. The Series B notes have the same terms as the Series A notes, but are not restricted under the securities laws. We also completed an exchange offer in which the remainder of our 9-3/4% notes were exchanged for Series B notes.

         As a result of the private restructuring of our 9-3/4% notes, as well as the public exchange offer that we recently completed for the 9-3/4% notes that remained outstanding after the private exchange, we have recognized significant cancellation of debt income. We are required to recognize cancellation of debt income in an amount equal to the difference between the face amount of the 9-3/4% notes and the issue price of the notes issued in exchange for the 9-3/4% notes. We have accumulated net operating losses available to offset a substantial portion of the cancellation of debt income arising from the private restructuring and the public exchange offer. Nevertheless, as a result of the cancellation of debt income, we did incur income tax liabilities for 1999 and will incur income tax liabilities for 2000. On March 15, 2000, we paid $260,000 to the Internal Revenue Service, which represents our determination of our federal income tax liability for 1999, including the federal income tax liability attributable to cancellation of debt income arising in the private exchange of 9-3/4% notes for 14.25% Series A notes that closed on October 28, 1999. This determination may be adjusted in connection with the filing of our federal income tax return for 1999, although we do not expect any adjustments to be material. We have also determined that as of the end of 1999, our liability for unpaid 1999 state income taxes was not a material amount, and we have paid such taxes to the relevant tax authorities. In addition, we presently estimate that we will incur a federal and state income tax liability of approximately $275,000 for 2000, which includes the tax liability attributable to the exchange of 9-3/4% notes for 14.25% Series B notes that closed on March 16, 2000. This estimate is subject to change based on events occurring during the balance of the year. It is possible that the tax authorities could assert that additional tax amounts are or will be due for these periods.

         LONG-TERM DEBT

         On November 21, 1998, we entered into a loan and security agreement with Foothill Capital Corporation, as agent, and other lenders. The credit facilities issued under the loan agreement refinanced and replaced our amended and restated credit agreement with The Chase Manhattan Bank and others that had provided for a $71.0 million line of credit.

         Our loan agreement with Foothill provides us with up to a $55.0 million credit facility. The credit facility consists of a commitment for a $40.0 million working capital revolver and a term loan with an original principal amount of $15.0 million. Commitments under the credit facility will expire in 2002. The credit facility is secured by substantially all of our present and future assets.

         Borrowings under the revolver are limited to 85% of eligible accounts receivable and 65% of eligible inventory and bear interest, at our option, at either 1% above the prime interest rate or at 3-3/4% above the adjusted Eurodollar rate. For the year ended December 31, 1999, the average interest rate under the revolver was approximately 9-1/2%. The term loan bears interest at 2-1/2% above the prime interest rate and is payable in monthly installments through 2002. The average interest rate for the term loan for the year ended December 31, 1999 was approximately 11.0%.

         The following table sets forth the amounts outstanding and borrowing availability under our loan agreement with Foothill as of the dates shown below:

                                 REVOLVING        REVOLVING          ADDITIONAL
                                   CREDIT           CREDIT            INTERIM
 DATE           TERM LOAN        BORROWINGS       AVAILABILITY      AVAILABILITY
 ----           ---------        ----------       ------------      ------------
                              (DOLLARS IN MILLIONS)
12/31/98           $15.0             $1.9             $15.5                $ -
03/31/99            14.4              1.4              16.5                  -
06/30/99            13.9             12.9               6.9                  -
09/30/99            13.3             10.9               6.7                2.0
12/31/99            12.9               -               17.2                  -
03/15/00            12.3               -               13.4                  -


The term loan changes are based on the normal amortization of the loan, except that

         - in July 1999, the term loan was paid down through the application of approximately $1.3 million of asset sale proceeds, and

         - in August 1999, under the terms of an amendment to the loan agreement, Foothill reapplied these asset sale proceeds to reduce revolving credit borrowings in order to provide us with additional liquidity.

The increase in the revolving credit borrowings during the first nine months of 1999 was primarily related to

         - our borrowing to make the interest payment on our 9-3/4% notes on April 29, 1999,

         -        performing reclamation in Webster County, West Virginia, and

         -        capital expenditures.

         Revolving credit availability declined from December 31, 1998 through September 30, 1999 as a result of our borrowings discussed above as well as lower coal production and coal shipments. Upon completion of the private restructuring transactions on October 28, 1999, the $11.2 million raised in the private placement was applied against the revolving credit facility. This reduced the outstanding balance under the revolver and increased our availability under the facility. The decline in revolving credit availability after December 31, 1999 is the result of lower coal production and coal shipments. Changes in coal production and the resulting changes in coal inventory and accounts receivable will impact future revolving credit availability.

         The additional interim liquidity of $2.0 million shown above was secured in August 1999 under an amendment to the Foothill loan agreement. The purpose of the additional liquidity was to insure that we would have sufficient liquidity to complete the restructuring. Under the terms of the amendment, the $2.0 million of interim liquidity had to be repaid by November 2, 1999. Although these funds were available to us, we did not have to use them prior to the completion of the restructuring.

         The loan agreement with Foothill contains covenants that, among other matters, restrict or limit our ability

         -        to pay interest and dividends,

         -        incur indebtedness,

         -        acquire or sell assets and

         -        make capital expenditures.

         In particular, the loan agreement with Foothill requires that we maintain specified minimum levels of cash flow, as defined in the loan agreement, during the term of the loan. As of December 31, 1999, we were required to have at least $12.0 million in cash flow for the twelve-month period then ended. For that period, our cash flow was $13.9 million. Beginning with the fiscal quarter ending March 31, 2000, and for each subsequent fiscal quarter, we must have a cash flow of at least $12.0 million at the end of each fiscal quarter for the immediately preceding four fiscal quarters.

         In addition to the cash flow requirement, the loan agreement with Foothill prohibits us from making capital expenditures in any fiscal year in excess of $12.0 million. During the year ended December 31, 1999, we made capital expenditures of $6.0 million. The loan agreement also provides that, in order to advance funds to the guarantors and us, the borrowers under the loan agreement must have borrowing availability of at least $5.0 million after giving effect to the advances and for the 30 days immediately preceding the advances. That borrowing availability must be at least $10.0 million if the advanced funds are to be used to prepay or purchase notes. As of March 15, 2000, borrowing availability under the loan agreement was $13.4 million. With respect to the term loan, in addition to regularly scheduled amortizing principal and interest payments, the loan agreement requires that we apply the first $5.0 million of proceeds from designated asset sales to the repayment of the term loan. As of March 15, 2000, no amounts had been applied to the $5.0 million requirement. Proceeds used to repay the term loan cannot be reborrowed.

         The indenture governing our 14.25% notes also contains covenants that restrict or limit our ability to, among other things, sell assets, pay dividends, redeem stock and incur additional indebtedness. Under the indenture, we may not sell assets unless we receive fair market value and at least 75% of the consideration is in cash or assets to be used in our coal mining business. The indenture also limits our ability to use asset sale proceeds. See " -- Business Plan" below for a discussion of this limitation in the indenture. The indenture also prohibits us from making restricted payments, such as cash dividends and stock redemptions, unless several requirements are met. Except for permitted debt, which includes senior debt up to $55.0 million, debt existing as of October 1, 1999, indebtedness represented by capital lease obligations, mortgage financings or purchase money obligations, and other specified debt, the indenture prohibits us from incurring additional indebtedness unless we meet a fixed charge ratio test.

         We are currently in compliance with the covenants and restrictions in the loan agreement with Foothill, as discussed above, as well as the indenture governing the 14.25% notes. In the event we were to fail to be in compliance with any one or more of the covenants under our loan agreement with Foothill, Foothill would have various rights and remedies which it could exercise, including the right to (1) prohibit us from borrowing under the revolving credit facility, (2) accelerate all outstanding borrowings and (3) foreclose on the collateral securing the loan. Similarly, if we were not in compliance with the covenants in the indenture, if we defaulted on a payment of our other senior secured indebtedness or if our other senior secured indebtedness were accelerated as a result of a default under that indebtedness, including the loan agreement with Foothill, the trustee and the noteholders would have various rights and remedies, including the right to call our outstanding notes and, except as limited by the intercreditor agreement, to foreclose on the collateral that secures the 14.25% notes.

         CASH FLOWS

         During the twelve-months ended December 31, 1999, we generated $3.8 million in cash from our operating activities, used $2.1 million in cash in our investing activities, and used $3.2 million in cash from our financing activities. During the first and second quarters of 1999, we continued operating our own deep mines and incurred significantly higher operating and general and administrative costs. During the third quarter, we completed our transition to contract miners and began to achieve improved operating cash flows. We believe that this transition will favorably impact future cash flows from operations.

         Our investing activities during 1999 were focused on reducing capital expenditures and disposing of assets no longer useful in our business plan. As discussed below in "-- Capital Expenditures and Other Commitments and Contingencies," we had capital expenditures of approximately $6.0 million in 1999. The purchase of properties includes amounts paid to develop an additional deep mine in Upshur County. Future capital for this mine and our other deep mines is, and will be in the future, the responsibility of the applicable contract miner. Compared to prior years, we have been successful in disposing of land and other assets for cash that are either from completed operations or, based on our business plan, will not be utilized in the future. In the third quarter of 1999, we sold substantially all of our undeveloped coal reserves located in Preston County, West Virginia and received approximately $1.3 million in cash plus royalties on future production.

         Our financing activities funded our operating and investing needs, including the payment of interest. In 1999, our net proceeds from borrowing was approximately $1.5 million, however, we incurred debt issuance costs of $3.0 million. These debt issuance costs were related to the financial restructuring transactions.

         CAPITAL EXPENDITURES AND OTHER COMMITMENTS AND CONTINGENCIES

         We budgeted approximately $9.3 million for capital expenditures for 1999. For the year ended December 31, 1999, we made capital expenditures of approximately $6.0 million. With the transition from operating our own deep mines to contracting with others to run our deep mines, some of the budgeted capital expenditures were no longer required to be made by us.

         Capital expenditures have historically exceeded 1999 levels. However, with the use of contract miners at our deep mines, future capital expenditures will be significantly lower because the contract miners are generally responsible for mine maintenance and development capital expenditures. Our future capital expenditures will be incurred for new mine acquisitions or development, surface mining equipment, surface facilities and maintenance or improvement of existing processing and loading facilities. We currently expect to make capital expenditures of approximately $6.7 million in 2000, $1.3 million in 2001, $5.6 million in 2002 and $1.1 million in 2003. The expenditures in 2000 and 2002 relate primarily to expected mine development costs.

         As more fully described in the notes to the financial statements included in this report, we were required to pay in January 2000 approximately $1.6 million to the Trustees of the United Mine Workers of America Combined Fund for disputed fund premiums, including interest and penalties. The payment was funded with borrowings under our revolving credit facility. See "Item 3 -- Legal Proceedings." We are also involved in litigation with the Trustees of the United Mine Workers of America 1992 Benefit Plan regarding premiums, penalties and interest allegedly due for beneficiaries under that Plan for prior years. See
Item 3 -- Legal Proceedings" for a description of the litigation relating to this matter. We will fund payments, if any, in connection with that litigation with cash from operations or borrowings under our revolving credit facility.

         As discussed above under " -- Restructuring Transactions," we estimate that our federal income tax liability for 2000 will be approximately $200,000. We expect to fund this tax liability with cash from operations.

         We are required to pay advance minimum royalties under our coal leases. Advance minimum royalties represent payments that we make as the coal lessee to landowners for the right to mine coal from the landowners' property. We made royalty payments of approximately $9.4 million in 1999, $12.3 million during 1998 and $13.2 million during 1997. Advance minimum royalty payments required to be made under our current leases are: $4.4 million in 2000; $3.5 million in 2001; $2.6 million in 2002; $2.6 million in 2003; and $2.6 million in 2004.

         We have office and mining equipment operating lease agreements. Total rent expense approximated $7.8 million for the year ended December 31, 1999, $12.5 million for the year ended December 31, 1998, and $9.2 million for the year ended December 31, 1997. Future minimum annual rentals for office and mining equipment, including amounts accrued for leasehold termination costs, are projected to be approximately $7.2 million in 2000; $3.6 million in 2001; $1.8 million in 2002; $503,000 in 2003; and $265,000 in 2004.

         BUSINESS PLAN

         In late 1998, in response to poor operating and financial performance during 1998, we developed a plan to improve our operating performance and improve short and long-term liquidity. The plan has four objectives:

         -        obtain more flexible senior financing;

         -        improve cash flow from operations;

         -        raise cash by selling selected assets; and

         -        reduce our debt and secure additional liquidity.

         We achieved the first objective of the plan in November 1998, when we and our subsidiaries entered into a loan and security agreement with Foothill Capital Corporation, as agent, and other lenders. The credit facilities issued under the loan agreement refinanced and replaced the amended and restated credit facility with The Chase Manhattan Bank and others that had provided for a $71.0 million line of credit. Our ability to borrow funds under the prior credit facility with Chase was limited by financial ratios we were required to meet. Due to our poor financial performance during 1998, we had insufficient borrowing availability under that credit facility. The new credit facility with Foothill, on the other hand, provides us with additional flexibility because availability under the facility is based on the value of our assets, and not financial performance. For a description of the credit facility, see "-- Long-Term Debt" above.

         The second objective of our plan is to improve cash flow from operations through the use of contract mining services for our underground mining operations. We believe that our use of contract miners will reduce operating expenses, general and administrative expenses and month-to-month cost fluctuations. In addition, because the contract miners are responsible for mine development and maintenance, we will have reduced capital costs. We have completed this objective of the plan. In early April 1999, we entered into a contract mining agreement for the operations in Garrett County, Maryland, and the contract miner began operations on April 12, 1999. In addition, we entered into contract mining agreements for our mining operations in Upshur, Barbour and Raleigh counties in West Virginia. The contract miners for the Upshur and Barbour county mines began operations on June 1, 1999, and the contractor for the

Raleigh County mine began operations on July 5, 1999. We also signed a contract mining agreement for our new deep mine in Upshur County, which began operations on September 20, 1999. Finally, we entered into a contract mining agreement for the operation of our Grant County deep mine. The contract miner began operations in that mine in February 2000.

         The third objective of our plan involves the sale of selected non-operating assets and non-strategic operating properties. The non-operating assets that we are seeking to sell are those that require substantial development costs and/or have significant holding costs. The operating properties that we plan to sell either complement non-operating assets being held for sale or are not integral to our long-term operating strategy. During 1999, we discussed the sale of these properties with third parties. In July 1999, we sold selected coal reserves in Preston and Taylor counties, West Virginia for net proceeds of approximately $1.3 million plus royalties on future production. The cash proceeds from this asset sale were applied to reduce the amounts outstanding under the revolving credit facility under our loan agreement with Foothill.

         We believe that our financial condition, the depressed coal markets, regulatory uncertainties in the coal industry, and other factors beyond our control have hampered our efforts to market other properties. Despite these difficulties, we are continuing to market these properties and currently expect to raise approximately $15.0 million from these asset sales in 2001. However, we cannot assure you when assets sales will be completed or that asset sales will be completed on terms that are acceptable to us, if at all. If we are successful in selling any of these assets, because they are either non-operating or non-strategic properties, we do not expect these sales to reduce future results of operations. As required by the agreements governing our indebtedness, we will use the proceeds we receive either to permanently reduce debt or to fund capital expenditures. In particular, our loan agreement with Foothill requires that we apply the first $5.0 million of designated asset sale proceeds to the repayment of the term loan. While this will reduce our debt, the payments we make against the term loan cannot be reborrowed. As a result, we will not be able to use the first $5.0 million of proceeds from these asset sales to reinvest in our business, fund operations or service the indebtedness on our outstanding notes.

         The indenture governing our 14.25% notes also restricts our use of asset sale proceeds. Under the indenture, we are permitted to use the first $1.0 million of asset sale proceeds for general corporate purposes. We may use proceeds in excess of $1.0 million for permitted purposes, including retiring senior secured debt and making specified capital expenditures. To the extent that we do not use those asset sale proceeds in excess of $1.0 million for permitted purposes, we must use 60% of those proceeds to redeem the notes. We may use the remaining 40% for general corporate purposes.

         The fourth and final objective of the plan involves reducing our overall debt level and securing additional liquidity. We believe that this objective of the plan will be achieved in part through the success of the other objectives of the plan. This objective has also been furthered, in part, through our consummation, on October 28, 1999, of a private restructuring of our 9-3/4% notes, a private placement to raise additional capital and a private stockholder exchange. In the private restructuring, a limited number of qualified noteholders exchanged $108.5 million in principal amount of our 9-3/4% notes they held for $86.8 million in principal amount of our 14.25% Series A notes. Exchanging noteholders waived their right to receive the October 1, 1999 interest payment on the exchanged notes, and they also received warrants to purchase an aggregate of 20% of our common stock at an initial exercise price of $0.01 per share. We believe the exercise price represents the fair value of the warrants at the issue date. In connection with the private exchange, the exchanging holders consented to amendments to the indenture governing the remaining $16.5 million outstanding 9-3/4% notes, which, among other things, modified or eliminated various covenants of that indenture. In the private placement, we raised $11.2 million in cash through the sale to Rothschild Recovery Fund L.P., also one of the exchanging noteholders, of $13.2 million principal amount of old notes and warrants to purchase 10% of our common stock at an initial exercise price of $0.01 per share.

         In a private stockholder exchange, we issued $6.0 million aggregate principal amount of 14.25% Series A notes to JJF Group in exchange for cancellation of the shares of our common stock that JJF Group owned and JJF Group's relinquishment of its right to require us to buy that stock over time for approximately $10.6 million, including accrued interest.

         As a part of the closing of the restructuring of the 9-3/4% notes, Foothill consented to the restructuring transactions and waived existing defaults under the loan agreement.

         Following the private restructuring transactions, we registered an exchange offer of 14.25% Series B notes for our 14.25% Series A notes. The Series B notes are substantially identical to our Series A notes, but are free of transfer restrictions that apply to the Series A notes. On March 16, 2000, we completed the exchange offer, and 100% of the Series A notes were exchanged for a like amount of our Series B notes. On the same date, we also completed an exchange offer of $12.3 million in principal amount of our 14.25% Series B notes for the $16.5 million in principal amount of our 9-3/4% notes that were still outstanding. As a result of this exchange, we no longer have any 9-3/4% notes outstanding.

         The restructuring transactions reduced the stated principal amount of our long-term debt by $25.9 million, and we eliminated approximately $4.6 million of additional obligations through the transaction with JJF Group. However, the additional principal amount of notes issued in the private placement to Rothschild Recovery Fund L.P. and the notes to be issued in lieu of the April 1, 2000 interest payment will partially offset the principal reduction accomplished in the private exchange. That principal reduction will also be offset if we issue notes to Rothschild Recovery Fund L.P. in connection with the October 1, 2000 interest payment as discussed below.

         The need to make interest payments on the 9-3/4% notes had significantly limited our operating flexibility and substantially reduced our ability to grow or replenish our production base. The purpose of the private restructuring and subsequent exchange offer involving our 9-3/4% notes was to provide additional working capital and give us a limited period of time in which to use our cash to try to implement our business plan and improve our cash flow, instead of for making interest payments.

         By completing the restructuring, we provided adequate capital resources to meet our short-term liquidity needs. The private restructuring allowed us to satisfy our obligation to pay approximately $5.3 million of the total $6.1 million of accrued interest on the 9-3/4% notes due October 1, 1999 by issuing new notes rather than by paying cash. In addition, we raised a total of $11.2 million in cash by selling notes to Rothschild Recovery Fund L.P. as part of the private restructuring, all of which is available to finance our operations and growth. Although the notes we issued in the private restructuring carry a higher interest rate than our prior 9-3/4% notes did, we will not have to use any of our cash to make the interest payment that is due April 1, 2000 on the 14.25% notes because we will pay that interest by issuing additional notes.

         Beginning on October 1, 2000, we must pay interest on the notes in cash. The interest payment on our 14.25% notes due on October 1, 2000 will be approximately $9.0 million. We have the option to raise up to $6.3 million of the funds needed for that purpose by selling additional 14.25% notes to Rothschild Recovery Fund L.P. Rothschild Recovery Fund L.P.'s agreement to purchase the additional 14.25% notes from us is subject to various conditions, including the absence of a material adverse change. As a result, we cannot be sure that these funds will be available to us. We will need to pay the portion of the October 1, 2000 interest payment that is not covered by the sale of additional new notes to Rothschild Recovery Fund L.P., and all interest payments after October 1, 2000, from operating cash flow, borrowings under credit facilities, asset sale proceeds or other sources.

         FUTURE LIQUIDITY NEEDS AND DEBT SERVICE REQUIREMENTS

         The report of our independent auditors notes that we have significant losses from operations in 1999 and 1998, and that we face significant debt service payments beginning in 2001. Specifically, in 2001 we will be required to make debt service payments in excess of $20.0 million. In order to meet these debt service obligations, we plan to continue to implement the business plan described above. We believe that we will be able to maintain the cost savings that we have achieved through the use of contract miners at our deep mines, and that these cost savings will improve cash flow from operations in 2000 and 2001. Based on our current projections, we expect to meet our debt service requirements in 2001 with cash flow from operations and borrowings under our revolving credit facility. However, we cannot assure you that we will be able to do this, and we may have to rely on asset sale proceeds and other resources from third parties to meet these obligations. Our ability to pay our debt service is subject to risks and uncertainties, including the risks and uncertainties identified at the outset of this report, and our ability to maintain cost savings and improve cash flow from operations, to maintain and increase coal production from our mining operations, and to sell assets.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

         COAL SALES AND RELATED REVENUES. Coal sales and related revenues decreased 20.9 % from $291.4 million for the year ended December 31, 1998 to $230.6 million for the year ended December 31, 1999. Approximately 89% of the 1999 decrease in coal sales and related revenues was due to lower production levels and 11% was due to pricing changes, as discussed below.

         Coal sales volume decreased 12.2% from 12.3 million tons for the year ended December 31, 1998 to 10.8 million tons for the year ended December 31, 1999. These decreases in coal sales volume were due to reduced coal production. The following table presents the coal production, including coal purchased from third parties for blending, from each of the counties in which we produced coal in 1999.

                                               YEAR ENDED DECEMBER 31,
             COUNTY, STATE
                                                  1999          1998
                                                  -----         ----
                                                  (TONS IN THOUSANDS)
           Webster County, West Virginia           451          1,271

           Barbour County, West Virginia          998         1,222
           Monongalia County, West Virginia       743         1,134
           Raleigh County, West Virginia          585           941
           Preston County, West Virginia          173           512
           Garrett County, Maryland               460           286
           Harrison County, West Virginia         350           316
           Grant County, West Virginia            331           703
           Upshur County, West Virginia         1,406           960
                                                -----         -----
              Total                             5,497         7,345
                                                =====         =====



         The decrease in coal production for the year ended December 31, 1999 as compared to the same period for 1998 was primarily due to the following:

         - We idled our Webster County surface mine in December 1998. In addition, we completed operations at the contract deep mine in Webster County in the third quarter of 1999 upon exhaustion of the mine's reserve base. We do not expect to resume operations in Webster County in the foreseeable future. We fulfilled our sales commitments with coal we produced from other mines and coal we purchased from third parties. We expect to replace a portion of the production lost from the closing of this operation from new coal mines that we have opened in Upshur County, West Virginia.

         - In the third quarter of 1999, our contract miner moved the operating sections in the Barbour County mine from one area of the reserve to another. Since that time, our contract miner for this mine has been developing the new area of the reserve for future production and has encountered adverse roof control conditions. As a result of the move, the development work and the roof conditions, coal production from this mine declined, and was lower than expected in 1999 as well as the first two months of 2000. Based on current geological information and the mining plan of our contract miner, we expect that the roof conditions will begin to improve late in the third quarter of 2000 and continue to improve during the fourth quarter. If the roof conditions improve as currently anticipated, coal production should return to expected levels. However, we cannot assure you that this will occur. If our contract miner is unable to increase production from this mine, continued lower-than-expected coal production could have a material adverse effect on our liquidity, financial condition and results of operations.

         - We reduced our production schedule at our Monongalia County surface operations in 1999 in response to poor market conditions and the quality of our remaining reserves. We have recently completed new sales contracts for our Monongalia County operations and anticipate that production from these operations will increase from 1999 levels.

         - We implemented a reduced production schedule at our Raleigh County deep mine during 1999. We reduced production in response to changing geological and market conditions and to more effectively mine the remaining reserves. The Raleigh County deep mine will continue to produce at a reduced tonnage level for its remaining life.

         - We completed one contract mining operation in Preston County during the fourth quarter of 1998. Production at the remaining contract deep mine in Preston County ceased in January 2000 because the mine's reserve base was depleted. We will replace coal produced in this county with coal from our new deep mine in Upshur County.

         - We idled the Grant County surface mine in December 1998. This surface mine was idled because we had mined all of its then permitted reserves, and we were not able to obtain a new mining permit for the adjacent properties until December 1999. With the idling of the surface mine at Grant County, we were unable to sell the portion of production from the Grant County deep mine that had previously been blended with coal from the idled surface mine. As a result of this and other factors, we idled the deep mine in February 1999, which caused an additional decline in coal production. Now that we have the permit for the surface mine, we expect to resume coal production in April 2000. We also resumed operations in the deep mine with the use of a contract miner in February 2000.

         While we experienced lower production at the mines described above, tonnage levels during 1999 as compared to the same period for 1998 increased at our deep mines in Upshur and Harrison counties, West Virginia and our deep mine in Garrett County, Maryland. These increases partially offset the decreases described above. Further production increases are expected in Upshur and Grant counties, which will partially restore overall production and coal sales volumes.

         Coal sales and related revenues consist of sales of company-produced coal, brokered coal and commission coal, as well as other revenue. The revenues attributable to each are as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                         DESCRIPTION                                  1999           1998
                         -----------                                  ----           ----
                                                                    (DOLLARS IN MILLIONS)
                         Company Produced Sales                    $ 145.2        $ 207.1
                         Brokered Coal Sales                          81.7           80.2
                         Commission Coal Sales                         0.7            1.0
                         Other Revenue                                 3.0            3.1
                                                                   -------        -------
                                                                   $ 230.6        $ 291.4
                                                                   =======        =======


         The average selling price per ton sold on company-produced sales decreased 5.3% from $27.57 for the year ended December 31, 1998 to $26.10 for the year ended December 31, 1999. The decrease was primarily related to a reduction in the proportionate share of sales of our higher priced metallurgical coal to total sales and a decline in spot market prices for steam coal. Our metallurgical coal is produced entirely in Raleigh County, West Virginia.

         The average selling price per ton sold on brokered coal sales increased 1.9% from $28.86 for the year ended December 31, 1998 to $29.42 for the year ended December 31, 1999. This increase was related to an increase in brokered tonnage and to contractual price increases on some of our long-term contracts supplied with brokered coal.

         As discussed under "Item 1 -- Business -- Coal Marketing and Sales," a substantial majority of our coal is sold under long-term contracts. Over the past several years, we have been successful in renewing in excess of 95% of all of our long-term sales contracts. Most recently, we have renewed contracts with Allegheny Energy's Harrison Plant, PEPCO's Chalk Point and Morgantown Plants, A.K. Steel's Ashland and Middletown Plants and BG&E's Wagner and Crane Plants. Each of these contracts was scheduled to expire at the end of 1999, and, with the exception of the PEPCO contract, we have renewed them through 2001. Our PEPCO contract is scheduled to expire at the end of 2000, and PEPCO has the unilateral right to extend the contract for one additional year. Although we do know at this time whether PEPCO will renew its contract, we have done business with PEPCO for 17 continuous years, and we were successful in having the contract renewed for the year 2000. If PEPCO does not renew the contract, we would attempt to sell the coal at equivalent prices, but we cannot assure you that we would be successful in doing so. If PEPCO does not renew and we are unable to sell the coal at substantially equivalent prices, our financial condition would be materially adversely affected.

         Some of our long-term contracts are at above-market prices. We estimate that for the year ended December 31, 1999, a total of approximately $7.5 million of our cash flow was attributable to the extent by which our contract prices exceeded current market prices for coal of comparable quality.

         VEPCO has the right to terminate one of its contracts with us, as described under "Item 1 -- Business -Mining Operations -- Grant County, West Virginia," although VEPCO has indicated to us by letter dated February 1, 2000 that it would not do so if mining operations at the Grant County surface mine resume shortly. We are currently preparing the property for mining and expect to resume coal production at the Grant County surface mine in April 2000. Although we do not expect VEPCO to terminate its contract, if VEPCO did terminate, we would reevaluate the operation of our surface mine in Grant County, West Virginia. If we decided not to operate this surface mine, we estimate that this would negatively impact cash flow by approximately $1.2 million in 2000.

         Cost of Operations and Selling Expenses. The cost of operations and selling expenses decreased 24.2% from $276.5 million for the year ended December 31, 1998 to $209.7 million for the year ended December 31, 1999. The per ton cost of operations and selling expenses decreased 13.6% from $22.43 per ton shipped for the year ended December 31, 1998 to $19.37 per ton shipped for the year ended December 31, 1999. The decrease resulted from the implementation of our business plan to transition from operating our own deep mines to contracting with third parties to operate our deep mines and from the idling of some of our higher cost mines. Accordingly, absent general economic conditions beyond our control, we expect to achieve similar costs per ton of operations and selling expenses in the near future.

         General and Administrative Expenses. General and administrative expenses increased 13.2% from $9.1 million for the year ended December 31, 1998 to $10.3 million for the year ended December 31, 1999. The increase was primarily related to the costs we incurred in connection with the private restructuring discussed above and are not expected to continue beyond the first quarter of 2000. We recorded approximately $3.0 million as of December 31, 1999, for costs in connection with the private restructuring. Absent these restructuring costs, general and administrative expenses decreased $1.8 million, or 19.8% from the prior year as a result of reduced corporate overhead and reduced engineering costs related to potential projects and properties.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization remained constant at $18.2 million for the years ended December 31, 1998 and 1999. As a result of the restructuring of our mining operations that took place in 1998, we reviewed the carrying value of long-lived assets to determine whether that value was recoverable from future undiscounted operating cash flows. Based on the results of that review, we impaired various assets in 1998 and adjusted prospectively the remaining asset life based on the cash flow analysis. Accordingly, the useful life of goodwill was prospectively reduced from 40 years to a period ranging from 3 to 20 years, and the useful life of various fixed assets was also reduced. These reductions resulted in higher depreciation, depletion and amortization and are offset by a reduction in amortization and depletion resulting from lower production levels in 1999 as compared to 1998.

         Loss on Impairment and Restructuring Charges. The significant components of loss on impairment and restructuring charges for the years ended December 31, 1999 and 1998 were as follows:

                         DESCRIPTION                                 1999              1998
                         -----------                                 ----              ----
                                                                     (DOLLARS IN THOUSANDS)
                         Impairment of properties and              $ 4,169          $ 44,416
                         investment
                         Exit costs                                    931            25,411
                         Assets to be disposed                           -            15,983
                         Equipment leasehold termination             1,126             3,957
                         costs
                         Other                                           -               950
                                                                   -------          --------
                                                                   $ 6,226          $ 90,717
                                                                   =======          ========

         During the fourth quarter of 1998, we initiated a comprehensive new business plan that is the basis for its future direction and that of its operations. The development of the business plan was necessary based on several factors, including (1) the overall deterioration of operating performance and financial position, (2) a decline in the coal market and (3) the changes in senior operational management. Most of the new senior operational managers joined us in early 1998. By the beginning of the fourth quarter of 1998, all senior operational management changes had been completed, and the new management was sufficiently knowledgeable to prepare performance forecasts. The forecasts were eventually used to develop five-year cash flow forecasts and our new business plan. The business plan resulted in a significant shift in the long-term operating strategy. Through the development of the new business plan, we determined that the estimated future undiscounted cash flows were below the carrying value of some properties, that some properties were to be exited and that other assets were to be sold.

         During 1999, we continued to evaluate both our operating and non-operating long-lived assets for possible impairment. Based on changes in mining operations, the salvage value of leased equipment and a fair market valuation of our non-operating properties, we determined that additional impairment charges were necessary. The fundamentals of the business plan developed in 1998 remain intact, however, we continue to monitor the carrying value of our long-lived assets in conjunction with our current operations.

         Impairment of Properties and Investment:
         ----------------------------------------

         The components of the 1999 impairment charges related to our properties and investment were as follows:


                                                          PROPERTY, PLANT       ADVANCE
                                                                AND             MINIMUM
        DESCRIPTION                                           EQUIPMENT        ROYALTIES       TOTAL
        -----------                                           ---------        ---------       -----
                                                                      (DOLLARS IN THOUSANDS)
        Barbour County, WV                                     $   617            $    -      $   617
        Tazewell County, VA                                        957             2,000        2,957
        Monongalia County, WV                                    1,078                 -        1,078
        Preston County, WV and Taylor County, WV                  (483)                -         (483)
                                                             ---------           -------      -------
                                                               $ 2,169           $ 2,000      $ 4,169
                                                             =========           =======      =======


         Barbour County. In the third quarter of 1999, the operating sections of our Barbour County deep mine were moved from one area of the operation to another. As a result of the move, certain unamortized assets totaling approximately $617,000 were no longer useful in the mining operation. Other unamortized assets associated with this area of the Barbour County operation totaling $1.7 million were not impaired because we believe these assets will be used for future mining activities.

         Tazewell County. The carrying value and future mining plans for our Tazewell County non-operating properties were reviewed during 1999. Based on an independent third party valuation and an assessment of our future mining plans, we determined that the carrying value of the properties and advance minimum royalties were impaired by $1.0 million and $2.0 million, respectively. Based on current market conditions, we do not presently intend to further develop the non-operating properties in Tazewell County.

         Monongalia County. We also reviewed the carrying value of internally developed inventory and production computer software during the second quarter of 1999. We determined that, in connection with the use of contract miners at our deep mines, this software would no longer be utilized. As a result, we recorded an impairment loss of $1.1 million.

         Preston and Taylor Counties. In the third quarter of 1999, we sold assets previously classified as assets held for sale. The proceeds of the sale exceeded the carrying value of the assets by approximately $483,000. This resulted in an income offset to the impairment charge for 1999.

         The components of the 1998 impairment charges related to our properties and investments were as follows:

                                                     PROPERTY, PLANT    ADVANCE
                                                           AND          MINIMUM
        DESCRIPTION                                     EQUIPMENT       ROYALTIES        GOODWILL             TOTAL
        -----------                                     ---------       ---------        --------             -----
                                                                            (DOLLARS IN THOUSANDS)
        Raleigh County, WV                             $      -          $     -           $  5,705         $  5,705
        Upshur County, WV                                 6,036                -                  -            6,036
        Grant County, WV and Garrett County, MD          11,113            7,009                  -           18,122
        Monongalia and Preston Counties, WV               2,652            2,895              9,006           14,553
                                                       --------          -------           --------         --------
                                                       $ 19,801          $ 9,904           $ 14,711         $ 44,416
                                                       ========          =======           ========         ========

         Raleigh County. The impairment relating to Raleigh County, West Virginia, was a result of a change in the expected future production from this property. We controlled additional reserves adjacent to the current mine that would have required additional investment to mine. In late 1998, we decided not to make that additional investment due to an insufficient expected return on investment, and subsequently surrendered the reserves. As a result, the life of the mine was shortened and the expected future cash flows were reduced, which created the $5.7 million impairment.

         Upshur County. The impairment relating to Upshur County, West Virginia, was an adjustment in the value of a coal preparation plant and loading facility that was acquired in 1995. This facility was held idle for future use in connection with Upshur County coal operations. In early 1998, we entered into a synthetic fuel project with a third party. We expected that the project would provide capital improvements for these facilities and that the facilities would be used in connection with the production and sale of the synthetic fuel. By the end of 1998, the synthetic fuel project was not successful, and we no longer expected the capital improvements to be made. Without the project and the expected capital improvements, the facility would remain idle indefinitely. As a result, we recorded the impairment listed above. The amount of the impairment represented the difference between the carrying amount and a third-party appraisal performed in connection with the loan agreement with Foothill. The appraisal valued the facilities in their current state.

         Grant and Garrett Counties. The impairments relating to Grant County, West Virginia and Garrett County, Maryland are combined because mines in these neighboring counties serve the same coal market. These impairments relate to the cancellation of a coal sales contract and the delay in obtaining a new mining permit which was subsequently received in December, 1999.

         In 1998, we operated three coal mines in these two counties. Two of these mines were acquired and developed in 1997. In connection with the acquisition of one of these mines, we acquired two coal sales contracts. However, one of these contracts was subsequently cancelled, and we were unable to sell the coal that would have been sold under the cancelled contract. As a result, mining operations were adjusted for a lower production level and we still believed it could achieve the same level of performance through a reduction in the cost of mining. During 1998, we evaluated various operating plans for these mines to improve their financial performance. By the end of 1998, we determined that the remaining operating plans would result in lower than expected operating performance for the future.

         In addition, at the same time, we were forced to idle our surface mine in Grant County because we were unable to secure a new mining permit that was necessary to continue the surface mine operation. Although we assumed we could secure the permit, which was in fact issued in December 1999, the delay resulted in significantly lower cash flows on a present value basis. As a result of the cancellation of the contract and the delay in the permit issuance, we recorded the loss of impairment as shown above.

         Monongalia and Preston Counties. The impairment for Monongalia and Preston counties, West Virginia relates to the mining operations conducted by one of our subsidiaries in those two counties. Of the total $14.9 million impairment, $14.5 million relates to the subsidiary's operations in Monongalia County and the remaining $400,000 of the impairment relates to its operations in Preston County.

         The impairment for Monongalia County relates primarily to reductions in the price expected to be received for the high sulfur coal produced from these operations. Although a substantial portion of our total production is sold under long-term contracts, a significant portion of the production in Monongalia County is sold on a short-term basis or in the spot market. As a result, these operations are subject to price fluctuations. Over the past few years, the prices for this coal have deteriorated. These price reductions caused us to lower production levels and analyze various operating strategies. The results of the analyses coupled with the market changes lowered estimated future cash flows from this property and, when compared with the carrying values for the property, generated this impairment.

         The $400,000 impairment for Preston County, West Virginia relates to the active operations in this county which ceased in January 2000. The most significant portion of this adjustment is the result of our decision not to mine additional coal reserves in this county. As a result of this decision, we were left with carrying amounts on a preparation plant and loading facility that were expected to be used with new operations without a useful life beyond early 2000. As a result, the expected carrying value beyond early 2000 was fully impaired. The remaining reserves were sold during 1999. The proceeds received from the sale of the reserves were approximately $500,000 greater than the carrying value, resulting in an income offset to the 1999 impairment charge.

         Exit Costs:
         -----------

         During the second quarter of 1999, in connection with the close down of our operations in Webster County, we recorded approximately $931,000 of additional charges for reclamation and other close down costs to be incurred over the remaining phases of the reclamation process. The most significant component of the charge was a change in the cost per bank cubic yard as a result of a change in the reclamation contractor utilized at the site.

         During 1998, we decided to exit our investment in Webster and Braxton counties in West Virginia. This decision was based on current market conditions and expected future mining costs. Although we still own or control assets in these counties, no operations are expected in the future and all active operations will be reclaimed. We attempted to sell these assets, but were unsuccessful and are permanently reclaiming the active operations. Previously, our financial statements included coal reserves that extended beyond Webster County and into Braxton County. Although the reserves were in two counties, all coal mined in either county would have been returned to our processing plant and loading facility in Webster County. Accordingly, these reserves constituted one coal property. The exit charges associated with the investment in these counties consist of the following:

                                     ASSET CATEGORY                            AMOUNT
                                     --------------                         (DOLLARS IN
                                                                             THOUSANDS)
                                                                             ----------

                                     Property, plant and equipment             $13,569
                                     Reclamation accrual                         5,100
                                     Advance minimum royalties                   1,651
                                     Goodwill                                    4,896
                                     Other                                         195
                                                                               -------
                                                                               $25,411
                                                                               =======

         Assets to be Disposed:
         ----------------------

         During 1998, as part of our liquidity planning, some assets have been identified to be held for sale. These assets have been reclassified to a separate asset account and were adjusted to their fair market value. Fair market values were based on current offers, third party appraisals and other information we believe was relevant to establish these values. The charges for assets held for sale consist of the following:

                                 PROPERTY, PLANT
                                       AND                 ADVANCE MINIMUM
        DESCRIPTION                 EQUIPMENT                 ROYALTIES         ADJUSTMENT TOTAL
        -----------                 ---------                 ---------         ----------------
                                                (DOLLARS IN THOUSANDS)
        Raleigh County                $ 1,353                  $ 2,419                 $ 3,772
        Preston County                  7,721                    4,026                  11,747
        Other Property                    464                        -                     464
                                      -------                  -------                --------
        Total                         $ 9,538                  $ 6,445                $ 15,983
                                      =======                  =======                ========


         The assets held for sale in Raleigh County consist of undeveloped coal reserves. The undeveloped coal reserves are separate from active operations and related coal processing and loading facilities in those counties. In the third quarter of 1999, we sold substantially all of its undeveloped coal reserves in Preston County for approximately $1.3 million in cash plus royalties on future production.

         Equipment Leasehold Termination Costs:
         --------------------------------------

         In conjunction with the mining operational changes described above, we expect to incur losses on equipment currently covered by operating leases. These losses were estimated by comparing lease buyout costs with the expected fair market value of the underlying equipment. These differences of approximately $1.1 million and $4.0 million for the years ended December 31, 1999 and 1998, respectively, have been recorded as equipment leasehold termination costs.

         Interest Expense. Interest expense increased 15.3% from $13.1 million for the year ended December 31, 1998 to $15.1 million for the year ended December 31, 1999. The increase was due to an increase in the average outstanding indebtedness and average effective interest rate from the periods in 1998 compared to the same periods in 1999. In connection with the financial restructuring, we expect additional increases in interest expense in the future. See " -- Liquidity and Capital Resources - Future Liquidity Needs and Debt Service Requirements" above.

         Other Income And Expense. Other income increased 32.1% from $2.8 million for the year ended December 31, 1998 to $3.7 million for the year ended December 31, 1999. The increase in other income was attributable primarily to $600,000 of income from the sale of real property and mining equipment that was no longer useful in our business and $300,000 of income we received for services we rendered under a fuel agency agreement.

         Income Taxes. The income tax benefit increased 11.3% from $8.0 million for the year ended December 31, 1998 to $8.9 million for the year ended December 31, 1999. The increase in the income tax benefit is due to the change in our valuation allowance of $19.6 million related to the recognition of net operating losses to reduce the debt cancellation income through the private restructuring and public exchange. These net-operating losses had been fully reserved for in prior years. We also did not generate sufficient taxable losses in 1999 to replace these net-operating losses utilized and in 1998 the impaired goodwill was not deductible. For a discussion of the income tax liability associated with the restructuring, see "-- Liquidity and Capital Resources -- Restructuring Transactions" above.

         Net Loss. Our net loss decreased $90.5 million from $106.6 million for the year ended December 31, 1998 to $16.1 million for the year ended December 31, 1999. The decrease in net loss was the result of $9.2 million of improved margins resulting from the reduction of operating and selling expenses discussed above and $84.5 million of lower loss on impairment and restructuring charges taken in 1999 as compared to1998. These improvements were slightly offset by $1.2 million of increased general and administrative expenses and $2.0 million of interest expense.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

         Coal Sales and Related Revenues. Coal sales and related revenues decreased 9.8% from $323.0 million for the year ended December 31, 1997 to $291.4 million for the year ended December 31, 1998. Approximately 96.6% of the decrease in coal sales and related revenue was due to lower production levels, and 3.4% of the decrease was due to pricing changes, as discussed below. Coal sales volume decreased 8.2% from 13.4 million tons for the year ended December 31, 1997 to 12.3 million tons for the year ended December 31, 1998. The following table presents the coal production, including coal purchased from third parties for blending, from each of the counties in which we produced coal for the previous five years.


                                                                            YEAR ENDED DECEMBER 31,
                              COUNTY, STATE                                  1998          1997
                              --------------                               --------       ------
                                                                               (TONS IN THOUSANDS)
                              Webster County, West Virginia                   1,271         2,012
                              Barbour County, West Virginia                   1,222         1,555
                              Monongalia County, West Virginia                1,134         1,299
                              Raleigh County, West Virginia                     941         1,016
                              Preston County, West Virginia                     512           694
                              Garrett County, Maryland                          286           305
                              Harrison County, West Virginia                    316           725
                              Grant County, West Virginia                       703           623
                              Upshur County, West Virginia                      960           204
                              Shelby County, Alabama                              -           182
                                                                              -----         -----
                                Total                                         7,345         8,615
                                                                              =====         =====


         The decrease in coal production for the year ended December 31, 1998 as compared to the same period for 1997 was due primarily to the following:

         - We completed one contract mining operation in Preston County during the fourth quarter of 1998. We replaced coal produced at that contract mine with coal from our Upshur County operations.

         - We implemented a new mining plan at our Barbour County operations during the fourth quarter of 1997, which, as expected, resulted in lower production.

         - We experienced significant rainfall at our Webster County surface mine during the first quarter of 1998, which reduced our ability to dispose of preparation plant refuse and caused an increase in inventory. The inventory handling issues eventually prevented the mine from operating efficiently according to its mine plan. During March 1998, we idled this mine to reduce inventory. The mine restarted operations in May 1998 at reduced levels and continued to produce at reduced levels through the third quarter of 1998. During the fourth quarter of 1998, we idled the surface mining activities in Webster County. Deep mining operations continued until mid-1999.

         - At our Harrison County operations, we discontinued acquiring blending coal from other producers and only produced from our own mine during 1998.

         Increases in production at mines we previously acquired or developed during 1997, including Grant County and Upshur County operations, and additional sales of coal that we purchased from other producers partially offset the decline in coal sales described above.

         Coal sales and related revenues consist of sales of company-produced coal, brokered coal, and commission coal, as well as other revenue. The revenues attributable to each are as follows:


                                                                      YEAR ENDED DECEMBER 31,
                    DESCRIPTION                                        1998              1997
                    -----------                                        ----              ----
                                                                       (DOLLARS IN MILLIONS)
                    Company Produced Sales                            $207.1             $234.1
                    Brokered Coal Sales                                 80.2               84.3
                    Commission Coal Sales                                1.0                1.1
                    Other Revenue                                        3.1                3.5
                                                                      ------             ------
                                   Totals                             $291.4             $323.0
                                                                      ======             ======

         The average selling price per ton sold on company-produced sales decreased 0.4% from $27.68 for the year ended December 31, 1997 to $27.57 for the year ended December 31, 1998. This decrease was primarily related to a reduction in the proportionate share of sales of our higher priced metallurgical coal to total sales. Our metallurgical coal is produced entirely in Raleigh County, West Virginia.

         The average selling price per ton sold on brokered coal sales decreased 6.0% from $30.69 for the year ended December 31, 1997 to $28.86 for the year ended December 31, 1998. This decrease was the result of our supplying selected lower-priced, higher-sulfur coal sales contracts with brokered coal and a contractual price decrease on a long-term contract supplied with brokered coal.

         Some of our long-term contracts are at above-market prices. We estimate that for the year ended December 31, 1998, a total of approximately $9.5 million of our cash flow was attributable to the extent by which our contract prices exceeded current market prices for coal of comparable quality.

         Cost of Operations and Selling Expenses. The cost of operations and selling expenses decreased 6.4% from $295.4 million for the year ended December 31, 1997 to $276.5 million for the year ended December 31, 1998. The cost of operations and selling expenses increased 2.0% from $22.00 per ton shipped for the year ended December 31, 1997 to $22.43 per ton shipped for the year ended December 31, 1998. This increase was due to a reduction in production as described above and higher operating costs at our Barbour and Raleigh county underground mines. During 1998, we made significant changes in the management of our operations, with an emphasis on adding experienced underground mine managers. Once in place, the new management initiated efforts to

         - improve safety,

         - tighten capital expenditure requirements,

         - improve operational tracking,

         - revamp budgeting and forecasting processes, and

         - initiate training programs to improve communications and productivity.

         These efforts resulted in cost savings in our underground operations that we began realizing in late 1998. We did not believe, however, that the realized savings were large enough or sustainable. As a result, during 1999, we changed from operating these mines ourselves to using contract miners to operate these mines.

         Other Operating Expenses. Other operating expenses increased from $26.9 million for the year ended December 31, 1997 to $27.2 million for the year ended December 31, 1998. Other operating expenses includes general and administrative expenses and depreciation, depletion and amortization.

         General and Administrative Expenses. General and administrative expenses decreased 4.4% from $9.5 million for the year ended December 31 1997 to $9.1 million for the year ended December 31, 1998. The decrease in general and administrative costs primarily resulted from changes in our staff necessary to manage the lower mine production in 1998.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased 4.1% from $17.4 million for the year ended December 31, 1997 to $18.1 million for the year ended December 31, 1998. The increase was due to depreciation, depletion and amortization starting in 1998 on the mine developed in Upshur County in 1997 and early 1998. The increase was partially offset by reductions in production at other locations. As indicated below, we recorded losses on impairment and restructuring charges that will impact future depreciation, depletion and amortization. Accordingly, the useful life of goodwill was reduced from 40 years to a prospective period ranging from 3 to 20 years, and the useful life of various fixed assets was also reduced.

         Loss on Impairment and Restructuring Charges. The major components of loss on impairment and restructuring charges for the years ended December 31, 1998 and 1997 were as follows:


                     DESCRIPTION                                          1998         1997
                     -----------                                          -----        ----
                                                                          (DOLLARS IN THOUSANDS)

                     Impairment of properties and investment(1)          $ 44,416       $ 8,267
                     Exit costs                                            25,411             -
                     Assets to be disposed                                 15,983             -
                     Equipment leasehold termination costs                  3,957             -
                     Other                                                    950            -
                                                                         --------       -------
                                                                         $ 90,717       $ 8,267
                                                                         ========       =======

---------------
(1) This adjustment relates to active operations only. Our assets in Raleigh and Preston counties include both active operations and inactive assets held for sale. The adjustments for inactive assets held for sale are discussed separately below.

         See "-- Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998 -- Loss on Impairment and Restructuring Charges" for a description of the 1998 impairments.

         Impairment of Properties and Investment:
         ----------------------------------------

         On April 17, 1997, we entered into a joint venture agreement to acquire substantially all of the assets and assume specified liabilities of Oak Mountain Energy Corporation and its affiliates for approximately $40.0 million, of which we provided $10.0 million. Subsequent to the initial capitalization, we contributed an additional amount of approximately $255,000. Solely for financial accounting purposes, we identified that we owned an undivided interest in each of the assets of the joint venture and were proportionately liable for our share of each of its liability up to our capital investment. In accordance with industry practice and purchase accounting, we presented our proportionate ownership, amounting to 32.0%, in the joint venture in the consolidated financial statements from the date of acquisition.

         In February 1998, we sold our indirect minority ownership interest in Oak Mountain to a related party for one dollar. We tried unsuccessfully to sell our investment to other unrelated parties during December 1997 and January and February 1998. We recorded an impairment loss of $8.3 million to adjust our investment to its fair market value less cost to sell as of December 31, 1997.

         Interest Expense. Interest expense increased 31.0% from $10.0 million for the year ended December 31, 1997 to $13.1 million for the year ended December 31, 1998. The increase was due to an increase in our average outstanding indebtedness and average effective interest rate from 1997 to 1998.

         Income Taxes. Income tax benefit from operations increased from $1.2 million for the year ended December 31, 1997 to $7.6 million for the year ended December 31, 1998. The change in tax benefit is due to the impairment of non-deductible goodwill and an increase in the valuation allowance for our state and federal net operating loss carryforwards, contribution carryforwards and capital loss carryforwards. In 1998, we established a valuation allowance for these items because we believed that it was more likely than not that we would not realize these items. In connection with the expected income tax consequences relating to the restructuring transactions, we may use the carryforwards, which will result in the recognition of a tax benefit.

         Extraordinary Item. For the year ended December 31, 1998, we wrote-off the unamortized portion of debt issuance costs relating to the refinancing of our amended and restated credit facility with The Chase Manhattan Bank and other lenders. The amount written-off was approximately $965,000 net of income taxes.

         Net Loss. Our loss increased from $3.2 million for the year ended December 31, 1997 to $106.6 million for the year ended December 31, 1998. The additional losses were primarily due to the loss on impairment and restructuring charges, increases in operating expenses and decreases in production levels described above.

DIVIDEND RESTRICTIONS AFFECTING SUBSIDIARIES

         As of December 31, 1999, there were no restrictions affecting the ability of the subsidiaries guaranteeing our notes to make distributions to us or other subsidiaries, except for restrictions in our loan agreement with Foothill and those restrictions provided by law generally, such as the requirement of adequate capital to pay dividends under corporate law. The loan agreement with Foothill provides that, in order to advance funds to us, the borrowers under the loan agreement must have borrowing availability of at least $5.0 million after giving effect to the advances of funds. As of March 15, 2000, revolving credit ability under the loan agreement was $13.4 million.

ITEM7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

          We are exposed to market risk from financial instruments that could occur upon adverse changes in interest rates. We do not currently use derivative financial instruments to manage this risk. At December 31, 1999, we had fixed-rate long-term debt with a carrying value of $147.1 million and variable rate borrowings of $12.9 million outstanding. Assuming an adverse change in interest rates with no change in the average or outstanding amounts of our long-term debt, the fair value of our fixed rate debt could decrease materially. (However, we do not expect that those debt obligations could be settled or repurchased in the open market at the lower amount in the ordinary course of business.) We also would incur additional interest expense each year on our variable rate borrowings. For example, assuming a 100 basis-point increase in the average interest rate for our variable rate borrowings with no change in the average or outstanding amounts of those borrowings from December 31, 1999, we would incur approximately $1.3 million of additional interest expense. In the event of a material increase in interest rates, we would attempt to mitigate our interest rate exposure. However, depending on our financial condition at the time, we may have limited or no ability to do so.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA













                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Anker Coal Group, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Anker Coal Group, Inc. and its subsidiaries (the Company) at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, and assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 14 to the consolidated financial statements, the Company had significant losses from operations during 1999 and 1998 and faces significant future debt service payments beginning in 2001.




/s/ PricewaterhouseCoopers, LLP
Pittsburgh, Pennsylvania


March 3, 2000, except for Note 18,
which is dated March 16, 2000.

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                                            ASSETS
                                                                                                     1999            1998
                                                                                                 -------------   --------------
Current assets:
     Cash and cash equivalents                                                                   $           7   $         15
     Accounts receivable:
          Trade                                                                                         21,696         27,845
          Affiliates                                                                                        41             42
     Inventories                                                                                         3,169          5,876
     Current portion of long-term notes receivable                                                         608            986
     Prepaid expenses and other                                                                          2,593          1,989
     Deferred income taxes                                                                               4,645          4,392
                                                                                                 -------------- --------------
          Total current assets                                                                          32,759         41,145

Properties:
     Coal lands and mineral rights                                                                      62,135         62,398
     Machinery and equipment                                                                            72,199         72,355
                                                                                                 -------------- --------------
                                                                                                       134,334        134,753
     Less allowances for depreciation, depletion and amortization                                       37,956         26,161
                                                                                                 -------------- --------------
                                                                                                        96,378        108,592
Other assets:
     Assets held for sale                                                                                9,000         10,000
     Advance minimum royalties                                                                           6,122          4,453
     Goodwill, net of accumulated amortization of $4,094 and $2,517 in
          1999 and 1998, respectively                                                                   19,995         21,572
     Other intangible assets, net of accumulated amortization of $1,614 and $694
          in 1999 and 1998, respectively                                                                 5,298          6,268
     Notes receivable                                                                                    3,102          3,735
     Other assets                                                                                        5,597          6,664
     Deferred income taxes                                                                                 702              -
                                                                                                 -------------- --------------
          Total assets                                                                           $     178,953   $    202,429
                                                                                                 ============== ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable:
          Trade                                                                                  $       9,932   $     10,982
          Affiliates                                                                                       667            480
     Cash overdraft                                                                                         83          5,111
     Accrued interest                                                                                    4,349          3,365
     Accrued expenses and other                                                                          8,784         11,287
     Accrued leasehold termination                                                                       3,726          3,957
     Accrued reclamation expenses                                                                        3,502          5,234
     Current maturities of long-term debt                                                                2,309          2,777
     Common stock available for repurchase                                                                   -          1,505
                                                                                                 --------------  -------------
          Total current liabilities                                                                     53,352         44,698

Long-term debt                                                                                         157,677        139,934
Other liabilities:
     Accrued reclamation expenses                                                                       16,913         17,367
     Deferred income taxes                                                                                   -          8,951
     Other                                                                                               6,264          6,272
                                                                                                 --------------  -------------
          Total liabilities                                                                            214,206        217,222

Commitments and contingencies                                                                                -              -

Mandatorily redeemable preferred stock                                                                  26,596         24,588

Common stock available for repurchase                                                                        -          8,495

Stockholders' deficit:
     Preferred stock                                                                                    23,000         23,000
     Common stock                                                                                            -              -
     Paid-in capital                                                                                    52,486         47,900
     Paid-in capital - common stock warrants                                                                 -              -
     Accumulated deficit                                                                             (132,235)      (113,676)
     Treasury stock, at cost                                                                           (5,100)        (5,100)
                                                                                                 --------------    -----------
          Total stockholders' deficit                                                                 (61,849)       (47,876)
                                                                                                 --------------  -------------
          Total liabilities and stockholders' deficit                                            $     178,953   $    202,429
                                                                                                 ==============  =============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                          1999            1998           1997
                                                                                      --------------  -------------  --------------
Coal sales and related revenue                                                        $     230,645   $    291,426    $    322,979

Expenses:
     Cost of operations and selling expenses                                                209,681        276,469         295,387
     Depreciation, depletion and amortization                                                18,166         18,150          17,470
     General and administrative                                                              10,276          9,076           9,462
     Loss on impairment and restructuring charges                                             6,226         90,717           8,267
                                                                                      --------------  -------------  --------------

          Total expenses                                                                    244,349        394,412         330,586

          Operating loss                                                                   (13,704)      (102,986)         (7,607)

Interest, net of $386 and $760 capitalized in 1998
     and 1997, respectively                                                                (15,070)       (13,066)        (10,042)
Life insurance proceeds                                                                           -              -          15,000
Other income, net                                                                             3,728          2,805           2,083
                                                                                      --------------  -------------  --------------

          Loss before income taxes and extraordinary item                                  (25,046)      (113,247)           (566)

Income tax benefit                                                                          (8,916)        (7,643)         (1,242)
                                                                                      --------------  -------------  --------------

          Net (loss) income before extraordinary item                                      (16,130)      (105,604)             676

Extraordinary loss, net of taxes of $375 and $1,497
     in 1998 and 1997, respectively                                                               -            965           3,849
                                                                                      --------------  -------------  --------------

           Net loss                                                                        (16,130)      (106,569)         (3,173)

Less mandatorily redeemable preferred stock dividends                                         1,408          1,337           1,276
Less mandatorily redeemable preferred stock accretion                                           600            600             600
Less common stock available for repurchase accretion                                            421              -               -
                                                                                      --------------  -------------  --------------

          Net loss available to common stockholders                                   $    (18,559)   $  (108,506)    $    (5,049)
                                                                                      ==============  =============  ==============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                                       PAID-IN
                                                                                                       CAPITAL
                                                                                                       COMMON
                                                   PREFERRED        COMMON           PAID-IN            STOCK          ACCUMULATED
                                                     STOCK           STOCK           CAPITAL           WARRANTS          DEFICIT
                                                  ------------     ----------       -----------       -----------      -------------
Balance at December 31, 1996 ...............      $    23,000      $        --      $    57,900       $        --      $      (121)

Net loss ...................................               --               --               --                --           (3,173)
Mandatorily redeemable preferred
   stock  dividends ........................               --               --               --                --           (1,276)
Mandatorily redeemable preferred
   stock  accretion ........................               --               --               --                --             (600)
                                                  -----------      -----------      -----------       -----------      -----------

Balance at December 31, 1997 ...............           23,000               --           57,900                --           (5,170)

Net loss ...................................               --               --               --                --         (106,569)
Mandatorily redeemable preferred stock
     dividends .............................               --               --               --                --           (1,337)
Mandatorily redeemable preferred stock
     accretion .............................               --               --               --                --             (600)
Issuance of Class A common stock  awards ...               --               --               --                --               --
Reclassification of Class A common stock to
     common stock available  for  repurchase               --               --          (15,000)               --               --
Repurchase of Class A common  stock ........               --               --            5,000                --               --
Repurchase of Class C preferred stock ......               --               --               --                --               --
                                                  -----------      -----------      -----------       -----------      -----------

Balance at December 31, 1998 ...............           23,000               --           47,900                --         (113,676)

Net loss ...................................               --               --               --                --          (16,130)
Mandatorily redeemable preferred stock
     dividends .............................               --               --               --                --           (1,408)
Mandatorily redeemable preferred stock
     accretion .............................               --               --               --                --             (600)
Common stock available for  repurchase
     accretion .............................               --               --               --                --             (421)
Excess of common stock available  for
     repurchase redeemed over  debt  issued                --               --            4,586                --               --
                                                  -----------      -----------      -----------       -----------      -----------

Balance at December 31, 1999 ...............      $    23,000      $        --      $    52,486       $        --      $  (132,235)
                                                  ===========      ===========      ===========       ===========      ===========


                                                         TREASURY
                                                         STOCK              TOTAL
                                                       -----------       -----------
Balance at December 31, 1996 ...............           $        --       $    80,779

Net loss ...................................                    --            (3,173)
Mandatorily redeemable preferred
   stock  dividends ........................                    --            (1,276)
Mandatorily redeemable preferred
   stock  accretion ........................                    --              (600)
                                                       -----------       -----------

Balance at December 31, 1997 ...............                    --            75,730

Net loss ...................................                    --          (106,569)
Mandatorily redeemable preferred stock
     dividends .............................                    --            (1,337)
Mandatorily redeemable preferred stock
     accretion .............................                    --              (600)
Issuance of Class A common stock  awards ...                    --                --
Reclassification of Class A common stock to
     common stock available  for  repurchase                    --           (15,000)
Repurchase of Class A common  stock ........                (5,000)               --
Repurchase of Class C preferred stock ......                  (100)             (100)
                                                       -----------       -----------

Balance at December 31, 1998 ...............                (5,100)          (47,876)

Net loss ...................................                    --           (16,130)
Mandatorily redeemable preferred stock
     dividends .............................                    --            (1,408)
Mandatorily redeemable preferred stock
     accretion .............................                    --              (600)
Common stock available for  repurchase
     accretion .............................                    --              (421)
Excess of common stock available  for
     repurchase redeemed over  debt  issued                     --             4,586
                                                       -----------       -----------

Balance at December 31, 1999 ...............           $    (5,100)      $   (61,849)
                                                       ===========       ===========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                            1999           1998            1997
                                                                        ----------      ----------      ----------
Cash flows from operating activities:
    Net loss                                                            $ (16,130)      $(106,569)      $  (3,173)
    Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
    Extraordinary item, net of taxes                                           --             965           3,849
    Loss on impairment and restructuring charges                            6,226          90,717           8,267
    Depreciation, depletion and amortization                               18,166          18,150          17,470
    Amortization of discount on senior notes                                   63              --              --
    Amortization of unrealized gain on debt restructuring                    (608)             --              --
    Life insurance proceeds                                                    --              --         (15,000)
    Deferred taxes                                                         (9,906)         (8,018)         (2,739)
    Gain on sale of property, plant and equipment                            (437)           (302)           (352)
    Debt issuance costs related to debt restructuring                       2,990              --              --
    Loss on sale of investment                                                 --              --           1,069
    Tax refund received                                                        --             722              --
    Changes in operating assets and liabilities (net of assets and liabilities acquired and disposed of):
         Accounts receivable                                                6,150           3,365          (5,536)
         Inventories, prepaid expenses and other                            2,103           5,105          (7,511)
         Advance minimum royalties                                         (1,702)         (2,915)         (3,777)
         Accounts payable, accrued expenses and other                      (3,151)         (6,186)          2,513
         Other liabilities                                                     (8)           (499)           (127)
                                                                        ---------       ---------       ---------
              Net cash provided by (used in) operating activities           3,756          (5,465)         (5,047)
                                                                        ---------       ---------       ---------

Cash flows from investing activities:
     Acquisitions                                                             --              --          (9,883)
     Purchases of property, plant and equipment                            (6,061)        (11,795)        (45,203)
     Proceeds from sales of property, plant and equipment                   2,290           2,535           2,549
     Proceeds from sale of investment                                          --              --           3,551
     Issuance of notes receivable                                              --             (38)         (2,156)
     Payments received on notes receivable                                    661           1,164           5,134
     Intangible assets                                                         --              --            (927)
     Other assets                                                           1,034              --             (90)
                                                                        ---------       ---------       ---------
              Net cash used in investing activities                        (2,076)         (8,134)        (47,025)
                                                                        ---------       ---------       ---------
Cash flows from financing activities:
     Proceeds from revolving line of credit and long-term debt            217,712         155,698         174,259
     Principal payments on revolving line of credit and
          long-term debt                                                 (222,400)       (146,586)       (249,199)
     Proceeds from issuance of senior notes                                11,219              --         125,000
     Cash overdraft                                                        (5,028)          1,192           2,135
     Payment of debt issuance costs                                        (3,191)         (1,590)         (5,679)
     Purchase of treasury stock                                                --          (5,100)             --
     Proceeds received from life insurance                                     --          10,000           5,000
                                                                        ---------       ---------       ---------
               Net cash (used in) provided by financing activities         (1,688)         13,614          51,516
                                                                        ---------       ---------       ---------

(Decrease) increase in cash and cash equivalents                               (8)             15            (556)

Cash and cash equivalents at beginning of the year                             15              --             556
                                                                        ---------       ---------       ---------
Cash and cash equivalents at end of the year                            $       7       $      15       $      --
                                                                        =========       =========       =========

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

          Anker Coal Group, Inc. and Subsidiaries (the "Company") was formed in August 1996. The Company was capitalized with approximately $50 million in cash and $14.1 million of preferred and common stock exchanged for similar stock in Anker Group, Inc. and Subsidiaries. Subsequently, the Company acquired the remaining 92.5% of the common stock of Anker Group, Inc. for approximately $87 million, which was funded by the issuance of $25 million of Class A mandatorily redeemable preferred stock and the payment of $62 million in cash. The acquisition of was accounted for using the purchase method of accounting as prescribed under Accounting Principles Bulletin No. 16, "Accounting for Business Combinations."

         The Company's operations, which are principally located in West Virginia and Maryland, consist of mining and selling coal from mineral rights which it owns and/or leases, as well as brokering coal from other producers.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include the accounts of Anker Coal Group, Inc. and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS:

         The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company must maintain a lockbox account and direct all cash receipts to this account. Control of this account has been transferred to Foothill Capital Corporation, as agent, under the Company's Credit Facility.

INVENTORIES:

         Coal inventories are stated at the lower of average cost or market and amounted to approximately $2,928,000 and $4,415,000 at December 31, 1999 and 1998, respectively. Supply inventories are stated at the lower of average cost or market and amounted to approximately $241,000 and $1,461,000 at December 31, 1999 and 1998, respectively.

PROPERTIES:

         Properties are recorded at cost, which includes the allocated purchase price for the acquisition described in Note 1.

         Coal lands represent the investment in land and related mineral and/or surface rights, including capitalized mine development costs, which are being mined or will be mined. Mine development costs of approximately $23,300,000 and $24,900,000 at December 31, 1999 and 1998, respectively, represent expenditures incurred, net of revenue received and amortization, in the development of coal mines until coal production commences. Depletion and amortization of coal lands is computed on a tonnage basis calculated to amortize its costs fully over the estimated recoverable reserves.

         Provisions for machinery and equipment depreciation are based upon the estimated useful lives of the respective assets and are computed by the straight-line method.

         Upon sale or retirement of properties, the cost and related accumulated depreciation or depletion are removed from the respective accounts, and any gain or loss is included in other non-operating income.


GOODWILL AND OTHER INTANGIBLE ASSETS:

         Goodwill represents the excess of the purchase price over the fair value of the net assets acquired related to the acquisition described in Note 1. Due to the restructuring of the Company's mining operations in 1998, goodwill previously amortized over 40 years was adjusted in 1999 to be amortized over 3 to 20 years consistent with the expected useful lives of existing mineral rights and sales contracts. The pro forma effect on loss before income taxes and extraordinary item and net loss available to common stockholders of the change in the amortization period approximates a loss of $1.2 million annually and for future periods.

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

INCOME TAXES:

         Deferred tax assets and liabilities are determined based on temporary differences between the consolidated financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

NEW ACCOUNTING PRONOUNCEMENTS:

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133). This pronouncement, which becomes effective on January 1, 2001, is not expected to have a material effect on the Company's financial position or results of operations because the Company does not presently use derivatives or engage in hedging activities.

RECLASSIFICATION:

         Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.

3.  COAL SALES AND RELATED REVENUE

         Coal sales and related revenue consists of the following for the years ending December 31:

                                                   1999            1998            1997
                                               --------------  --------------  -------------
                                                              (IN THOUSANDS)
  Coal mining revenue                          $    145,234   $     207,102   $     234,091
  Brokered coal revenue                              82,384          81,220          85,411
  Ash disposal and waste fuel revenue                 3,027           3,104           3,477
                                               -------------  -------------   -------------
                                               $    230,645   $     291,426   $     322,979
                                              ==============  ==============  ==============

         Included in revenue are sales to unconsolidated affiliated companies aggregating approximately $0, $100,000 and $9,700,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         The Company recognizes revenue either upon shipment or customer receipt of coal, based on contractual terms. The Company's coal mining revenue is substantially generated from long-term coal supply contracts with domestic utilities and independent power producers throughout the northeastern United States. These contracts range from one to twenty years with fixed base prices which change based on certain industry and government indices. Receivables generally are due within 30 to 45 days. Sales to three customers represented 47.8%, 39.7% and 32.4% of total revenue for years ended December 31, 1999, 1998 and 1997, respectively. The Company performs credit evaluations on all new customers, and credit losses have historically been minimal.

4.  FEDERAL EXCISE TAXES

         Federal excise taxes, included in cost of operations and selling expenses, amounted to $4,344,000, $5,786,000 and $5,896,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

5.        LONG-TERM DEBT

     Long-term debt consists of the following as of December 31:

                                                                             1999          1998
                                                                           --------      --------
                                                                               (IN THOUSANDS)
9-3/4% Unsecured Senior Notes, face amount of $16,500 and $125,000 at
    December 31, 1999 and 1998, respectively, due 2007 ..............      $ 16,500      $125,000
14-1/4% Series A Second Priority Senior Secured Notes, face amount of
    $106,000 at December 31, 1999, due 2007 .........................       130,463            --
Foothill Credit Facility ............................................        12,857        16,911
Notes payable to seller .............................................           166           800
                                                                           --------      --------
                                                                            159,986       142,711

Less current maturities of long-term debt ...........................         2,309         2,777
                                                                           --------      --------
                                                                           $157,677      $139,934
                                                                           ========      ========

9-3/4% UNSECURED SENIOR NOTES:

         On September 25, 1997, the Company issued $125 million of unsecured 9-3/4% Senior Notes due October 1, 2007. In connection therewith, the Company repaid all outstanding indebtedness together with accrued interest and fees associated with such repayment under the Company's existing credit agreement. The Company incurred a loss on the refinancing of approximately $3.9 million, net of income taxes of $1.5 million. The loss has been classified as an extraordinary item in the extraordinary item in the consolidated financial statements in 1997. Interest on the Senior Notes is payable semiannually on April 1 and October 1 of each year, commencing April 1, 1998. The Senior Notes are redeemable by the Company, in whole or in part, at any time on or after October 1, 2002 at the redemption price as specified in the agreement plus accrued and unpaid charges. At any time on or prior to October 1, 2000, the Company may redeem up to 35%, through an initial public offering, of the aggregated principal amount of the Senior Notes originally issued at a redemption price equal to 109.75% of the principal amount plus accrued and unpaid charges. On October 28, 1999, the Company redeemed approximately 87% of the outstanding 9-3/4% Senior Notes through the issuance of the 14-1/4% Series A Second Priority Senior Secured Notes.


14-1/4% SERIES A SECOND PRIORITY SENIOR SECURED NOTES:

         On October 28, 1999, the Company completed a private restructuring of the 9-3/4% Senior Notes ("Old Notes"). In the transaction, a limited number of qualified noteholders ("Exchanging Noteholders") exchanged $108.5 million of their Old Notes for $86.8 million of 14-1/4% Series A Second Priority Senior Secured Notes due 2007 ("New Secured Notes"). The Company will pay-in-kind the April 1, 2000 interest payment on the outstanding New Secured Notes by issuing additional New Secured Notes in lieu of a cash payment. The New Secured Notes are guaranteed by all of the subsidiaries of the Company. Exchanging Noteholders relinquished their right to receive the October 1, 1999 interest payment of $5.3 million on the Old Notes. Under the exchange agreement, Exchanging Noteholders also received warrants to purchase 20% of the common stock of the Company at a nominal exercise price. In connection with the private exchange, Exchanging Noteholders consented to amendments to the indenture for the Old Notes that, among other things, modified or eliminated various covenants. The transaction was accounted for under Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (SFAS No.
15). Under SFAS No. 15 this transaction is considered a modification of terms and requires that the carrying amount of the long-term debt remain unchanged. The difference between the carrying amount of the Old Notes exchanged plus accrued interest and the face value of the New Secured Notes will be amortized over the term of the New Secured Notes using the effective interest method.
The effective interest rate is approximately 8.8%. The amount amortized each period will be recorded as a reduction of interest expense for that period.

         In conjunction with the private exchange of Old Notes for New Secured Notes, the Company also raised $11.2 million in cash through the sale to Rothschild Recovery Fund L.P. ("RRF") in a private placement of $13.2 million principal amount of New Secured Notes and warrants to purchase 10% of the common stock of the Company at a nominal exercise price. The funds raised in the private placement were used to reduce the revolving credit facility under the Foothill Loan Agreement. The issuance of the New Secured Notes for cash in the private placement resulted in a discount on notes payable of $1.9 million being recognized in the consolidated balance sheet. The discount will be amortized over the term of the New Secured Notes using the straight line method, which approximates the effective interest method.

         The Company also issued $6.0 million of New Secured Notes to JJF Group Limited Liability Company ("JJF Group"), a shareholder of the Company controlled by the estate of John J. Faltis, the former Chairman and Chief Executive Officer of the Company. The New Secured Notes were issued to JJF Group in exchange for cancellation of JJF Group's common stock in the Company and its right to require the Company to buy that stock for approximately $10.6 million under a Put Agreement dated as of August 25, 1998 (the "Put Agreement"). The Company recorded the New Secured Notes issued at their face value, and the difference between the New Secured Notes and the common stock available for repurchase (including the current portion) increased paid-in-capital.

         Interest on all New Secured Notes is payable semi-annually on April 1, and October 1, commencing April 1, 2000. Subject to certain restrictions, the debt restructuring provided the Company. A commitment from RRF for an additional $6 million to fund the October 1, 2000 interest payment. The Company will issue additional New Secured Notes in exchange for the $6 million.

         All debt issuance costs associated with the issuance of the New Secured Notes have been expensed in accordance with SFAS No. 15.

         The carrying value at December 31, 1999 of the 14-1/4% Series A Second Priority Senior Secured Notes is comprised of the following:

                                               9-3/4%
                                               SENIOR         PRIVATE       SHAREHOLDER
                                               NOTES         PLACEMENT      EXCHANGE WITH
                                             EXCHANGED       WITH RRF       JJF GROUP        TOTAL
                                             ---------      ----------      ----------     ---------
                                                                  (IN THOUSANDS)
Face amount issued                           $  86,800      $  13,200       $   6,000      $ 106,000
October 1, 1999 accrued interest on Old
     Notes                                       5,290             --              --          5,290
Unamortized gain on 9-3/4% Senior Notes
     Exchanged                                  21,091             --              --         21,091
Unamortized discount on notes issued
     To RRF                                         --         (1,918)             --         (1,918)

                                             ---------      ---------       ---------      ---------
Carrying value at December 31, 1999          $ 113,181      $  11,282       $   6,000      $ 130,463
                                             =========      =========       =========      =========

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

         Borrowings under the revolver are based on 85% of eligible accounts receivable and 65% of eligible inventory and bear interest, at the Company's option, at either 1% above the prime interest or at 3-3/4% above the adjusted Eurodollar rate. For the years ended December 31, 1999 and 1998, the average interest rate was approximately 9.5% and 8.8%, respectively. As of December 31, 1999 and 1998, the outstanding indebtedness under the revolver was $0 and $1.9 million, respectively.

         The term loan bears interest at 2-1/2% above the prime interest rate and is payable in monthly installments through 2002. The average interest rate for the term loan for the years ended December 31, 1999 and 1998 was approximately 11.0% and 10.3%, respectively. As of December 31, 1999 and 1998, the outstanding indebtedness under the term loan was approximately $12.9 and $15 million, respectively.

AMENDED AND RESTATED CREDIT FACILITY:

         The Amended and Restated Credit Facility, which was repaid by the Credit Facility, provided for a line of credit up to $71 million. The average interest rate on borrowings under the Amended and Restated Credit Facility was 8.1% in 1998 and 8.9% in 1997. The Company incurred a loss on the refinancing of approximately $965,000, net of income taxes of $375,000. The loss has been classified as an extraordinary item in the consolidated financial statements in 1998.

NOTE PAYABLE TO SELLER:

         In conjunction with an acquisition, the Company assumed an outstanding note payable, which bears interest at approximately 7.5% and is payable in monthly installments through April 1, 2000.

OTHER MATTERS:

         Future minimum required principal payments on long-term debt are:
$2,309,000 in 2000; $2,143,000 in 2001; $8,571,000 in 2002, $0 in 2003, $0 in
2004 and $122,500,000 thereafter.



6. COMMON STOCK, PREFERRED STOCK, MANDATORILY REDEEMABLE PREFERRED STOCK AND TREASURY STOCK

         Common stock, preferred stock, mandatorily redeemable preferred stock and treasury stock as of December 31 consist of the following:

               DESCRIPTION                        1999          1998       PAR VALUE        1999           1998
  ---------------------------------------     ------------   -----------  -----------   ------------   -------------
                                                    NUMBER OF SHARES                            (IN THOUSANDS)
                                                 AUTHORIZED, ISSUED AND
                                                       OUTSTANDING
  Common stock                                      7,108        10,199   $      0.01   $          -   $           -
                                              ============   ===========                =============  ==============

  Preferred stock:
      Class B                                      10,000        10,000   $     1,000   $     10,000   $      10,000
      Class C                                       1,000         1,000   $    13,000         13,000          13,000
                                              ------------   -----------                -------------  --------------
                                                   11,000        11,000                $     23,000   $      23,000
                                              ============   ===========                =============  ==============

  Mandatorily redeemable preferred stock:
      Class A                                      10,000        10,000   $     2,500   $     29,533   $      28,125
      Class D                                       1,000         1,000   $     7,000          7,000           7,000
      Less preferred stock discount                     -             -                      (9,937)        (10,537)
                                              ------------   -----------                -------------  --------------
                                                   11,000        11,000                 $     26,596   $      24,588
                                              ============   ===========                =============  ==============

  Treasury stock:
      Common stock                                (1,013)       (1,013)   $     4,936   $    (5,000)   $     (5,000)
      Preferred stock Class C                     (1,000)       (1,000)   $       100          (100)           (100)
                                              -----------    -----------                -------------  --------------
                                                  (2,013)       (2,013)                 $    (5,100)   $     (5,100)
                                              ============   ===========                =============  ==============

6. COMMON STOCK, PREFERRED STOCK, MANDATORILY REDEEMABLE PREFERRED STOCK AND TREASURY STOCK, CONTINUED

COMMON STOCK WARRANTS:

         At December 31, 1999, 3,047 common stock warrants are outstanding. The warrants are exercisable at anytime within 10 years from the issuance date, which was October 28, 1999, at an exercise price of $0.01 per share which was the approximate fair value on such date.


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

MANDATORILY REDEEMABLE PREFERRED STOCK:

         Class A preferred stock is nonvoting with 5% cumulative dividends, mandatorily redeemable at par value plus dividends over ten years beginning May 31, 2006. Payment of dividends are restricted by the Company's long-term debt facilities. Dividends in arrears as of December 31, 1999 and 1998 amounted to $4,533,000 and $3,125,000, respectively, in the aggregate and $453 and $313, respectively, per share. With regard to rights to receive distributions upon liquidation of the Company, Class A shares rank junior to Class D preferred stockholders and senior to Class B preferred and common stockholders. Upon public offering by the Company of its common stock, each holder of Class A preferred stock shall have the right to convert each Class A share to common shares based on a specified formula.

         Class D preferred stock is nonvoting with 2 1/2% cumulative dividends through 2011, reducing to 1 1/2% cumulative dividends thereafter, calculated on the gross realization from certain coal sales, redeemable at par value over five years beginning December 31, 2006, if aggregate dividends paid on or before December 31, 2005 are less than $5,000,000; otherwise mandatorily redeemable at par value plus dividends over five years beginning December 31, 2011. With regard to rights to receive distributions upon liquidation of the Company, Class D stockholders rank senior to Class A, Class B and common stockholders.

         The mandatorily redeemable preferred stock was recorded at estimated fair market value, which is less than redemption value. This difference of $12 million is being accreted over the remaining life of the preferred stock.


7.   COMMON STOCK AVAILABLE FOR REPURCHASE AND LIFE INSURANCE PROCEEDS

         On October 12, 1997, John Faltis, the Company's President, Chief Executive Officer and Chairman of the Board of Directors, was killed in a helicopter accident in West Virginia. In accordance with the Stockholders' Agreement, dated as of August 12, 1996, among the Company, Mr. Faltis ("Faltis"), JJF Group Limited Company, a West Virginia limited liability company formerly controlled by Mr. Faltis and now controlled by his estate ("JJF Group"), and others (the "Stockholders' Agreement") the Company maintained key man life insurance on the life of Mr. Faltis in the amount of $15 million. For the year ended December 31, 1997, $15 million was included within the consolidated statement of operations. In accordance with the Stockholders' Agreement, the Company was to use proceeds received from the insurance policy to repurchase common stock owned by JJF Group.

         In lieu of certain provisions in the Stockholders' Agreement regarding the purchase and sale of the Company's common stock owned by JJF Group upon the death of Faltis, the Company and JJF Group entered into a Put Agreement dated as of August 25, 1998 (the "Put Agreement") pursuant to which the Company granted to JJF Group the right to require the Company to purchase such common stock. The Put Agreement also required the Company to pay interest on the outstanding balance of the total purchase price at the "blended annual rate" established by the Internal Revenue Service. The interest on the Put Agreement has been classified as common stock available for repurchase accretion in the consolidated statement of operations. For the years ended December 31, 1999 and 1998, the interest rate for the Put Agreement was 5.6%.

         The Put Agreement and amounts remaining to be repurchased, including the accrued interest were cancelled in exchange for the Company's issuance of $6 million of 14-1/4% Series A Second Priority Senior Notes ("New Secured Notes") to JJF Group on October 28, 1999. The amount outstanding under the Put Agreement, including accrued interest, at the time of the exchange was $10.6 million. The difference between the amount of New Secured Notes issued to JJF Group and the amount outstanding under the Put Agreement was recorded as an increase in paid-in-capital.

8.  INCOME TAXES

         The benefit provision for taxes for the years ended December 31 is comprised of the following:

                                                  1999           1998            1997
                                                ---------      ---------      ----------
                                                             (IN THOUSANDS)
 Current:
     Federal provision ......................   $    990       $     --       $     --
Deferred:
     Federal and state ......................      9,684        (15,597)         2,557
     Tax benefit from net operating losses ..         --        (18,568)        (8,643)
Change in valuation allowance ...............    (19,590)        26,147          3,347
                                                 -------         ------          -----
Total tax benefit ...........................   $ (8,916)      $ (8,018)      $ (2,739)
                                                ========       ========       ========

          The reconciliation of the federal statutory tax rate to the consolidated effective tax rate for the years ended December 31 is as follows:

                                      1999           1998           1997
                                   ---------      ----------     ---------
                                               (IN THOUSANDS)
Federal statutory tax rate .....   $ (8,516)      $(38,992)      $ (2,010)
Goodwill .......................        536            377            348
Impairment of goodwill .........         --          6,667             --
Business meals exclusion .......         26             42             55
Use of percentage depletion ....         --             85           (313)
Loss disallowance ..............         --             --            416
Life insurance proceeds ........         --             --         (5,100)
Valuation allowance ............    (19,590)        26,147          3,347
Mine development amortization ..        178             --            132
Other ..........................         48            223            644
Debt restructuring .............     16,742             --             --
State taxes ....................      1,660         (2,567)          (258)
                                   ========       ========       ========
                                   $ (8,916)      $ (8,018)      $ (2,739)
                                   ========       ========       ========

          The financial statement components that give rise to the net deferred tax assets and liabilities as of December 31 are as follows:

                                     1999           1998
                                   ---------      ---------
                                        (IN THOUSANDS)
Accounts receivable ............   $     71       $     35
Inventory ......................         17             27
Other current liabilities ......      1,176            562
Current reclamation ............      1,853          2,146
Accrued leasehold termination ..      1,528          1,622
                                   --------       --------
 Total current .................   $  4,645       $  4,392
                                   ========       ========

Property, plant and equipment ..   $(14,396)      $(14,910)
Advance minimum royalties ......      4,249          6,537
Long-term assets ...............        974             --
Notes receivable ...............       (844)        (1,088)
Accrued expenses ...............      1,949          2,419
Accrued reclamation ............      1,095          1,232
Long-term liabilities ..........     (3,141)        (3,141)
Capital loss carryforward ......      1,189          1,189
Contribution carryforward ......         --            328
Long-term debt .................     10,817             --
Net operating loss .............      6,561         25,824
                                   --------       --------
                                      8,453         18,390
Valuation allowance ............     (7,751)       (27,341)
                                   --------       --------
 Total long-term ...............   $    702       $ (8,951)
                                   ========       ========

         The Company has federal and state net operating loss carryforwards of approximately $16,002,000 that is available to offset future taxable income beginning in 2000 and will begin to expire in 2007. In addition, the Company has alternative minimum tax credit carryforwards of approximately $7,836,000 as of December 31, 1999.

         The Company received a federal tax refund of $722,000 in 1998 through the utilization of previously unrecognized net operating loss carryforwards. This refund was allocated directly to goodwill.

         The Company has established a full valuation allowance on the net operating loss carryforwards, capital loss carryforwards and contribution carryforwards because the Company believes that it is more likely than not that these assets will not be realized.


9.       BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

         The Company has a contributory defined contribution retirement plan covering all employees who meet eligibility requirements. The plan provides for employer contributions representing 5% of compensation. The Company's contributions amounted to $789,000, $1,452,000 and $1,218,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         The Company also has a 401(k) savings plan for all employees who meet eligibility requirements. The plan provides for mandatory employer contributions to match 50% of employee contributions of up to a maximum of 2% of each participant's compensation. In addition, the Company may make discretionary contributions up to 5% of employee compensation. The Company's contributions amounted to $230,000, $473,000 and $418,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

          In addition, the Company has a 401(h) savings plan for the purpose of providing retiree health care benefits. The plan is a defined contribution plan for all employees who meet eligibility requirements and provides for mandatory employer contributions between .237% and 1.66% of each participant's compensation, based on years of service. The Company's contributions amounted to $169,000, $309,000 and $302,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

STOCK BENEFIT PLAN

          In May 1997, the Company's Board of Directors approved a Stock Incentive Plan (the Plan) which provides for grants of restricted common stock and nonqualified, compensatory common stock options to key employees of the Company and its affiliates. During 1998, 199 shares of restricted stock were granted at par value, which approximated fair value. No shares of restricted stock were issued in 1999. During 1999, the Company cancelled 52 shares of common stock issued under the Plan.

10.  COMMITMENTS AND CONTINGENCIES

COAL INDUSTRY RETIREE HEALTH BENEFIT ACT:

         Current and projected operating deficits in the United Mine Workers of America Benefit Trust Funds resulted in the Coal Industry Retiree Health Benefit Act of 1992 (the "Rockefeller Act"). The Rockefeller Act created a multi-employer benefit plan called the Combined Benefit Fund (the "Combined Fund") which provides medical and death benefits for all beneficiaries of the earlier trust who were actually receiving benefits as of July 20, 1992. Under the Combined Fund, beneficiaries are assigned to former employers and the allocation of any unassigned beneficiaries (referred to as "orphans") is to all companies using a formula set forth in the Rockefeller Act. Responsibility for funding benefits under the Combined Fund is assigned to "signatory operators" who are signatory to the current or prior National Bituminous Coal Wage Agreements (the "Agreement"). "Related persons" include entities that were at one time owned by signatory operators. Although the Company does not currently have any operations which are signatory to the Agreement, it is subject to liabilities as a result of being signatory to a prior agreement. Under the Combined Fund, a company's annual cost of benefits is based on the number of beneficiaries assigned to the company plus a percentage of the cost of unassigned beneficiaries, which is a function of the number of orphans times the per-beneficiary premium.

         The Rockefeller Act also created the 1992 Benefit Plan. The 1992 Benefit Plan covers individuals who (1) are not covered under the Combined Fund,
(2) but for the enactment of the Rockefeller Act, would have been eligible for benefits from earlier trusts and (3) retired before September 30, 1994. Last signatory operators (and any "related person") are required to pay a monthly per beneficiary premium for each beneficiary they are assigned in the 1992 Benefit Plan.

         The Company recorded a liability of approximately $7.3 million to recognize the anticipated unfunded obligations under the Combined Fund and 1992 Benefit Plan. The Company paid $343,000, $352,000 and $352,000 for the years ended December 31, 1999, 1998 and 1997 to the Combined Fund.

         In 1997, the Company brought suit against the Combined Fund for continuing to charge the Company premiums which the Company believed should have been paid by Consolidated Coal Company ("Consol"). The Combined Fund filed a counterclaim for the amount of premiums that the Company has refused to pay, as well as penalties and interest. As noted above, the Company has previously recorded all anticipated unfunded obligations under the Rockefeller Act, including the premiums, interest and penalties under dispute. Penalties and interest were accrued until the final resolution of this matter with the Combined Fund in the fourth quarter of 1999. The Company paid the final settlement to the Combined Fund of approximately $1.6 million in January 2000. The Company is still in litigation with Consol for approximately one-third of the Combined Fund premiums that relate to employees affected by Consol's breach of several contract mining agreements.

         Of the $7.3 million the Company has recorded as a liability, $1.3 million relates to beneficiaries they have been assigned in the 1992 Benefit Plan. The Company originally believed that these individuals were not eligible for benefits. However, after consulting with legal counsel, management believes that a probable liability now exists and accordingly increased its estimated liabilities for such claims by $1.3 million at December 31, 1999. The liability includes amounts for past premiums, interest, and projected future payments to the 1992 Benefit Fund. This matter is also in litigation.

ADVANCE MINIMUM ROYALTIES:

         The Company made royalty payments of approximately $9,405,000, $12,254,000 and $13,233,000 during 1999, 1998 and 1997, respectively. Required minimum royalty payments, over the next five years, on the leases are:
$4,426,000 in 2000; $3,541,000 in 2001; $2,551,000 in 2002; $2,567,000 in 2003;
and $2,566,000 in 2004.

OPERATING LEASES:

         The Company has office and mining equipment operating lease agreements. Total rent expense approximated $7,807,000, $12,467,000 and $9,189,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Minimum annual rentals for office and mining equipment leases for the next five years, including payments for leases included in accrued leasehold termination (see
Note 13), are approximately $7,235,000 in 2000; $3,612,000 in 2001; $1,826,000
in 2002; $503,000 in 2003; and $265,000 in 2004.

CONTINGENCIES:

         The Company is a party to various lawsuits and claims incidental to its business. While it is not possible to predict accurately the outcome of these matters, management believes that none of these actions will have a material effect on the Company's consolidated financial position, results of operations or cash flows.


11.       SUBSIDIARY GUARANTEES

         The Company is a holding company with no assets other than its investments in its subsidiaries. The Company's New Secured Notes are guaranteed by all subsidiaries of the Company (collectively, the "Guarantor Subsidiaries"). The Guarantor Subsidiaries are wholly owned by the Company and have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. In conjunction with the debt restructuring on October 28, 1999 (see Note 5), an amendment was issued for the Company's Old Notes to also be guaranteed by the non-guarantor subsidiaries. Due to this amendment, the Company has determined that the presentation of condensed financial information as of December 31, 1999 is not material to investors because all subsidiaries are now guarantor subsidiaries. The net loss for the non-guarantor subsidiaries for the period ended October 28, 1999 was approximately $200,000. The non-guarantor subsidiaries also had cash used in operations and experienced a net decrease in cash of approximately $200,000 for the period ended October 28, 1999.

         The following tables summarize the financial position, results of operations and cash flows for the Company, the Guarantor Subsidiaries and the subsidiaries of the Company which did not guarantee the Old Notes for the years ended December 31, 1998 and 1997.

                                                                                      AS OF AND FOR THE YEAR
                                                                                      ENDED DECEMBER 31, 1998
                                                                                      -----------------------
                                                                                          (IN THOUSANDS)

                                                                                                                 ANKER COAL
                                                ANKER COAL       GUARANTOR      NON-GUARANTOR      CONS.           GROUP
                                                   GROUP           SUBS.            SUBS.         ADJUST.          CONS.
                                               --------------  ---------------  --------------  -------------  ---------------
 BALANCE SHEET
 Total current assets                          $       4,392   $       31,642   $           -   $       5,111   $      41,145
 Investment in subsidiaries                           55,925                -               -        (55,925)               -
 Properties, net                                           -          101,302           7,290               -         108,592
 Other assets                                              -           52,692               -               -          52,692
                                               --------------  ---------------  --------------  --------------  --------------
           Total assets                        $      60,317   $      185,636   $       7,290   $    (50,814)   $     202,429
                                               ==============  ===============  ==============  ==============  ==============

 Total current liabilities                     $       4,719   $       34,544   $         324   $       5,111   $      44,698
 Long-term debt                                            -          139,934               -               -         139,934
 Intercompany payable, net                          (54,985)           47,324           7,661               -               -
 Other long-term liabilities                           7,454           25,136               -               -          32,590
 Mandatorily redeemable preferred stock               24,588                -               -               -          24,588
 Common stock available for repurchase                 8,495                -               -               -           8,495
           Total stockholders' equity                 70,046         (61,302)           (695)        (55,925)        (47,876)
                                               --------------  ---------------  --------------  --------------  --------------
           Total liabilities and               $      60,317   $      185,636   $       7,290   $    (50,814)   $     202,429
 stockholders' equity
                                               ==============  ===============  ==============  ==============  ==============

 STATEMENT OF OPERATIONS
 Coal sales and related revenues               $           -   $      291,426   $           -   $           -   $     291,426
 Cost of operations and operating expenses                 -          393,637             775               -         394,412
                                               --------------  ---------------  --------------  --------------  --------------
 Operating loss                                            -        (102,211)           (775)               -       (102,986)
 Other (income) expense                                2,302            8,675           (716)               -          10,261
                                               --------------  ---------------  --------------  --------------  --------------
           Loss before taxes and                     (2,302)        (110,886)            (59)               -       (113,247)
 extraordinary item
 Income tax benefit                                  (7,643)                -               -               -         (7,643)
                                               --------------  ---------------  --------------  --------------  --------------
           Income (loss) before
                extraordinary item                     5,341        (110,886)            (59)               -       (105,604)
 Extraordinary item, net of tax of $1,497                  -              965               -               -             965
                                               --------------  ---------------  --------------  --------------  --------------
           Net income (loss)                   $       5,341   $    (111,851)   $        (59)   $           -   $   (106,569)
                                               ==============  ===============  ==============  ==============  ==============

 STATEMENT OF CASH FLOWS
 Net cash provided by (used in) operating
      activities                               $       5,255   $     (10,565)   $       (155)   $           -   $     (5,465)
                                               ==============  ===============  ==============  ==============  ==============

 Net cash used in investing activities         $           -   $      (8,134)   $           -   $           -   $     (8,134)
                                               ==============  ===============  ==============  ==============  ==============

 Net cash (used in) provided by financing      $     (5,255)   $       18,714   $         155   $           -   $      13,614
 activities
                                               ==============  ===============  ==============  ==============  ==============

                                                                                 AS OF AND FOR THE YEAR
                                                                                 ENDED DECEMBER 31, 1997
                                              -------------------------------------------------------------------------------
                                                                                     (IN THOUSANDS)


                                                                                                                 ANKER COAL
                                                ANKER COAL       GUARANTOR      NON-GUARANTOR      CONS.           GROUP
                                                   GROUP           SUBS.            SUBS.         ADJUST.          CONS.
                                               --------------  ---------------  --------------  -------------  ---------------
 STATEMENT OF OPERATIONS
 Coal sales and related revenues               $           -   $      313,781   $       9,198   $           -   $    322,979
 Cost of operations and operating expenses                 -          310,869          19,717               -        330,586
                                               --------------  ---------------  --------------  --------------  -------------
 Operating income (loss)                                   -            2,912        (10,519)               -        (7,607)
 Other (income) expense                                    -          (7,403)             362               -        (7,041)
                                               --------------  ---------------  --------------  --------------  -------------
           Income (loss) before taxes and
                extraordinary item                         -           10,315        (10,881)               -          (566)
 Income tax benefit                                  (1,242)                -               -               -        (1,242)
                                               --------------  ---------------  --------------  --------------  -------------
           Income (loss) before extraordinary          1,242           10,315        (10,881)               -            676
 item
 Extraordinary item, net of tax of $1,497                  -            3,849               -               -          3,849
                                               --------------  ---------------  --------------  --------------  -------------
           Net income (loss)                   $       1,242   $        6,466   $    (10,881)   $           -   $    (3,173)
                                               ==============  ===============  ==============  ==============  =============

 STATEMENT OF CASH FLOWS
 Net cash provided by (used in) operating
      Activities                               $      10,000   $     (16,992)   $       1,945   $           -   $    (5,047)
                                               ==============  ===============  ==============  ==============  =============

 Net cash (used in) provided by  investing     $    (10,000)   $     (31,384)   $    (15,641)   $      10,000   $   (47,025)
 activities
                                               ==============  ===============  ==============  ==============  =============

 Net cash provided by financing activities     $           -   $       38,400   $      13,116   $           -   $     51,516
                                               ==============  ===============  ==============  ==============  =============


12.  RELATED PARTIES

          In July 1997, mineral reserve estimates were audited by John T. Boyd Company. On December 1, 1997, James W. Boyd, President of John T. Boyd Company, and executor of John Faltis' estate, was elected to the Company's Board of Directors. Due to the exchange with JJF Group (see Note 5) the estate of John Faltis was no longer entitled to a seat on the Board of Directors. Accordingly, James W. Boyd is no longer a Director of the Company.

          In February 1998, the Company sold its investment in Oak Mountain Energy, LLC to an affiliate for $1. See Note 13 for further information.

13.      LOSS ON IMPAIRMENT AND RESTRUCTURING CHARGES

         The significant components of loss on impairment and restructuring charges for the years ended December, 31 were as follows:

                                                     1999           1998            1997
                                                 -------------  --------------  -------------
                                                               (IN THOUSANDS)
Impairment of properties and investment          $      4,169   $      44,416   $       8,267
Exit costs                                                931          25,411               -
Assets to be disposed                                       -          15,983               -
Equipment leasehold termination costs                   1,126           3,957               -
Other                                                       -             950               -
                                                 =============  ==============  ==============
                                                 $      6,226   $      90,717   $       8,267
                                                 =============  ==============  ==============

         During the fourth quarter of 1998, the Company initiated a comprehensive new business plan that is the basis for its future direction and that of its operations. The development of the business plan was necessary based on several factors, including (1) the overall deterioration of operating performance and financial position, (2) a decline in the coal market and (3) the changes in senior operational management. Most of the new senior operational managers joined the Company in early 1998. By the beginning of the fourth quarter of 1998, all senior operational management changes had been completed, and the new management was sufficiently knowledgeable to prepare performance forecasts. The forecasts were eventually used to develop five-year cash flow forecasts and the Company's new business plan. The business plan resulted in a significant shift in the long-term operating strategy. Through the development of the new business plan, the Company determined that the estimated future undiscounted cash flows were below the carrying value of some properties, that some properties were to be exited and that other assets were to be sold.

         During 1999, the Company continued to evaluate both its operating and non-operating long-lived assets for possible impairment. Based on changes in mining operations, the salvage value of leased equipment and a fair market valuation of the Company's non-operating properties, it was determined that additional impairment charges were necessary. The fundamentals of the business plan developed in 1998 remain intact, however, management continues to monitor the carrying value of its long-lived assets in conjunction with the Company's current operations.

IMPAIRMENT OF PROPERTIES AND INVESTMENT:

         The components of the 1999 impairment charges related to the Company's properties and investment were as follows:

                                                  PROPERTY,      ADVANCE
                                                  PLANT AND       MINIMUM
                 DESCRIPTION                      EQUIPMENT      ROYALTIES         TOTAL
 --------------------------------------------   ------------   -------------   -------------
                                                               (IN THOUSANDS)
 Barbour County, WV                             $        617   $           -   $         617
 Tazewell County, VA                                     957           2,000           2,957
 Monongalia County, WV                                 1,078               -           1,078
 Preston County, WV and Taylor County, WV              (483)               -           (483)
                                               ==============  ==============  ==============
                                                $      2,169   $       2,000   $       4,169
                                               ==============  ==============  ==============

Barbour County. In the third quarter of 1999, the operating sections of the Company's Barbour County deep mine were moved from one area of the operation to another. As a result of the move, certain unamortized assets totaling $617,000 were no longer useful in the mining operation. Other unamortized assets associated with this area of the Barbour County operation totaling $1.7 million were not impaired because the Company believes these assets will be used for future mining activities.

Tazewell County. The carrying value and future mining plans for the Company's Tazewell County non-operating properties were reviewed during 1999. Based on an independent third party valuation and an assessment of the Company's future mining plans, it was determined that the carrying value of the properties and advance minimum royalties were impaired by $957,000 and $2,000,000, respectively. Based on current market conditions, the Company does not presently intend to further develop the non-operating properties located in Tazewell County.

Monongalia County. The Company reviewed the carrying value of internally developed inventory and production computer software during the second quarter of 1999. The Company determined that, in connection with the use of contract miners at the Company's deep mines, that this software would no longer be utilized. As a result, the Company recorded an impairment loss of $1,078,000.

Preston and Taylor Counties. In the third quarter of 1999, the Company sold assets previously classified as assets held for sale. The proceeds of the sale exceeded the carrying value of the assets by $483,000. This resulted in an income offset to the impairment charge for 1999.

         The components of the 1998 impairment charges related to the Company's properties and investments were as follows:

                                                                PROPERTY,        ADVANCE
                                                                PLANT AND        MINIMUM
                       DESCRIPTION                              EQUIPMENT       ROYALTIES       GOODWILL         TOTAL
                       -----------                              ---------       ---------       --------         -----
                                                                                      (IN THOUSANDS)
 Raleigh County, WV                                           $           -   $          -   $       5,705   $       5,705
 Upshur County, WV                                                    6,036              -               -           6,036
 Grant County, WV and Garrett County, MD                             11,113          7,009               -          18,122
 Monongalia County, WV and Preston County, WV                         2,652          2,895           9,006          14,553
                                                              -------------   ------------   -------------   -------------
                                                              $      19,801   $      9,904   $      14,711   $      44,416
                                                              =============   ============   =============   =============

Raleigh County. The impairment relating to Raleigh County, West Virginia, was a result of a change in the expected future production from this property. The Company controlled additional reserves adjacent to the current mine that would have required additional investment to mine. In late 1998, the Company decided not to make that additional investment due to an insufficient expected return on investment, and subsequently surrendered the reserves. As a result, the life of the mine was shortened and the expected future cash flows were reduced, which created the $5.7 million impairment.

Upshur County. The impairment relating to Upshur County, West Virginia, was an adjustment in the value of a coal preparation plant and loading facility that was acquired in 1995. This facility was held idle for future use in connection with Upshur County coal operations. In early 1998, the Company entered into a synthetic fuel project with a third party. The Company expected that the project would provide capital improvements for these facilities and that the facilities would be used in connection with the production and sale of the synthetic fuel. By the end of 1998, the synthetic fuel project was not successful, and the Company no longer expected the capital improvements to be made. Without the project and the expected capital improvements, the facility will remain idle indefinitely. As a result, the Company recorded the impairment listed above. The amount of the impairment represented the difference between the carrying amount and a third-party appraisal performed in connection with the loan agreement with Foothill. The appraisal valued the facilities in their current state.

Grant and Garrett Counties. The impairments relating to Grant County, West Virginia and Garrett County, Maryland are combined because mines in these neighboring counties serve the same coal market. These impairments relate to the cancellation of a coal sales contract and the delay in obtaining a new mining permit which was subsequently received in December, 1999.

         In 1998, the Company operated three coal mines in these two counties. Two of these mines were acquired and developed in 1997. In connection with the acquisition of one of these mines, the Company acquired two coal sales contracts. However, one of these contracts was subsequently cancelled, and the Company was unable to sell the coal that would have been sold under the cancelled contract. As a result, mining operations were adjusted for a lower production level and the Company still believed it could achieve the same level of performance through reductions in the cost of mining. During 1998, the Company evaluated various operating plans for these mines to improve their financial performance. By the end of 1998, the Company determined that the remaining operating plans would result in lower than expected operating performance for the future.

         In addition, at the same time, the Company was forced to idle its surface mine in Grant County because it was unable to secure a new mining permit that was necessary to continue the surface mine operation. Although the Company assumed it could secure the permit, which was in fact issued in December 1999, the delay resulted in significantly lower cash flows on a present value basis. As a result of the cancellation of the contract and the delay in the permit issuance, the Company recorded the loss of impairment as shown above.

Monongalia and Preston Counties. The impairment for Monongalia and Preston Counties, West Virginia relates to the mining operations conducted by one of the Company's subsidiaries in those two counties. Of the total $14.9 million impairment, $14.5 million relates to the subsidiary's operations in Monongalia County and the remaining $0.4 million of the impairment relates to its operations in Preston County.

         The impairment for Monongalia County relates primarily to reductions in the price expected to be received for the high sulfur coal produced from these operations. Although a substantial portion of the Company's total production is sold under long-term contracts, a significant portion of the production in Monongalia County is sold on a short-term basis or in the spot market. As a result, these operations are subject to price fluctuations. Over the past few years, the prices for this coal have deteriorated. These price reductions caused the Company to lower production levels and analyze various operating strategies. The results of the analyses coupled with the market changes lowered estimated future cash flows from this property and, when compared with the carrying values for the property, generated this impairment.

         The $0.4 million impairment for Preston County, West Virginia relates to the active operations in this county which are expected to cease in early 2000. The most significant portion of this adjustment is the result of the Company's decision not to mine additional coal reserves in this county. As a result of this decision, the Company was left with carrying amounts on a preparation plant and loading facility that were expected to be used with new operations without a useful life beyond early 2000. As a result, the expected carrying value beyond early 2000 was fully impaired. The remaining reserves were sold during 1999. The proceeds received from the sale of the reserves were $0.5 million greater than the carrying value, resulting in an income offset to the 1999 impairment charge.

          The component of the 1997 impairment charge related to the Company's investment in Oak Mountain Energy, L.L.C. was as follows:

         On April 17, 1997, the Company, an affiliate and unrelated parties entered into a joint venture agreement to acquire substantially all of the assets and assume certain liabilities of Oak Mountain Energy Corporation and its affiliates for approximately $40 million, of which $10 million was provided by the Company. Subsequent to the initial capitalization, the Company contributed an additional $255,000. The Company owned an undivided interest in each of the assets and is proportionately liable for its share of each liability of Oak Mountain Energy, L.L.C. ("Oak Mountain") up to its capital investment. In accordance with industry practice and purchase accounting, the Company had presented their proportionate ownership, amounting to 32.0%, in Oak Mountain in the consolidated financial statements from the date of acquisition.

         In February 1998, the Company sold its investment in Oak Mountain to an affiliate for $1. The Company tried unsuccessfully to sell its investment to other unrelated parties during December 1997 and January and February 1998. The Company recorded an impairment loss of $8,267,000 to adjust the Company's investment to its fair market value less cost to sell for the year ended December 31, 1997.

EXIT COSTS:

         During the second quarter of 1999, in connection with the close down of the Company's operations in Webster County, the Company recorded $931,000 of additional charges for reclamation and other close down costs to be incurred over the remaining phases of the reclamation process as a result of a change in the Company's estimates. The most significant component of change in estimate was an increase in the cost per bank cubic yard as a result of a change in the reclamation contractor utilized at the site.

         During 1998, the Company decided to exit its investment in Webster and Braxton counties in West Virginia. This decision was based on current market conditions and expected future mining costs. Although the Company still owns or controls assets in these counties, no operations are expected in the future and all active operations will be reclaimed. The Company attempted to sell these assets, but was unsuccessful and is permanently reclaiming the active operations. The exit charges associated with the investment in these counties consist of the following:

            ASSET CATEGORY                       AMOUNT
            --------------                       ------
                                             (IN THOUSANDS)
Property, plant and equipment                 $  13,569
Reclamation accrual                               5,100
Advanced minimum royalties                        1,651
Goodwill                                          4,896
Other                                               195
                                              ----------
                                              $  25,411
                                              ==========

ASSETS TO BE DISPOSED:

         During 1998, as part of the Company's liquidity planning, some assets had been identified to be held for sale. These assets had been reclassified to a separate asset account and were adjusted to their fair market value. Fair market values were based on current offers, third party appraisals and other information the Company believes was relevant to establish these values. The charges for assets held for sale consist of the following:

                                       PROPERTY,       ADVANCE
                                       PLANT AND       MINIMUM       ADJUSTMENT
            DESCRIPTION                EQUIPMENT      ROYALTIES         TOTAL
            -----------                ---------      ---------         -----
                                                     (IN THOUSANDS)
 Raleigh County, WV                  $     1,353     $    2,419      $     3,772
 Preston County, WV                        7,721          4,026           11,747
 Other Property                              464              -              464
                                     ------------   ------------    -------------
 Total                               $     9,538     $    6,445      $    15,983
                                     ============   ============    =============

         The assets held for sale in Raleigh County consist of undeveloped coal reserves. The undeveloped coal reserves are separate from active operations and related coal processing and loading facilities in those counties. In the third quarter of 1999, the Company sold substantially all of its undeveloped coal reserves in Preston County for $1.25 million in cash plus royalties on future production.

EQUIPMENT LEASEHOLD TERMINATION COSTS:

         In conjunction with the mining operational changes described above, the Company expects to incur losses on equipment currently covered by operating leases. These losses were estimated by comparing lease buyout costs with the expected fair market value of the underlying equipment. These differences of approximately $1,126,000 and $3,957,000 for the years ended December 31, 1999 and 1998, respectively, have been recorded as equipment leasehold termination costs.


14.      FINANCIAL CONDITION OF THE COMPANY

         For the years ended December 31, 1999 and 1998, the Company has incurred significant operating losses of $13,704,000 and $102,986,000, respectively and net losses available to common stockholders for the years ended December 31, 1999 and 1998 of $18,559,000 and $108,506,000, respectively. As noted in the 1999 consolidated balance sheet and in Note 5, the Company is highly leveraged and recently completed a troubled debt restructuring in the fourth quarter of 1999 to provide additional liquidity and the ability to defer one interest payment on the 14-1/4 % Series A Second Priority Senior Secured Notes by issuing additional long-term debt instead of making a cash payment at that time. In addition, the debt restructuring provided the Company, subject to certain restrictions, a commitment for additional long-term debt of approximately $6 million on October 1, 2000. Beginning in 2001, the Company will face debt service payments in excess of $20 million with the only capital resources being the Foothill Credit Facility, cash from operations and asset sales. Management believes that improvements made in operations during 1999 through the use of contract mining will provide the necessary operating cash flow to fund future debt service payments. However, it is uncertain whether the Company will be able to generate sufficient cash flow from operations to fund the 2001 debt service payments or obtain additional capital resources from third parties.

15. SUPPLEMENTAL CASH FLOW INFORMATION:

         Supplemental cash flow information for the years ended December 31:

                                                               1999           1998           1997
                                                               ----           ----           ----
                                                                          (IN THOUSANDS)
Cash paid for interest ................................      $ (9,170)      $(13,617)      $ (7,641)
Cash received from (paid for) taxes ...................      $    200       $    722       $    (17)
Details of acquisitions:
     Fair value of assets .............................      $     --       $     --       $ 14,354
     Liabilities ......................................            --             --         (4,354)
                                                             --------       --------       --------
     Cash paid ........................................            --             --         10,000
     Less cash acquired ...............................            --             --           (117)
                                                                            --------       --------
                                                             $     --       $     --       $  9,883
                                                             ========       ========       ========
Non cash activities:
     Redeemable preferred stock dividends and
          accretion ...................................      $  2,008       $  1,937       $  1,876
     Assets written off to goodwill ...................            --             --          4,789
     Common stock available for repurchase accretion ..           421             --             --
     Accrued interest reclassified to long-term debt ..         5,290             --             --
     Common stock available for repurchase reclassified
          to long-term debt ...........................         6,000             --             --
     Common stock available for repurchase reclassified
           to paid-in capital .........................         4,586             --             --
     Common stock warrants issued .....................            --             --             --

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The fair value of the financial instruments disclosed below is not necessarily representative of the amount that could be realized or settled, nor does the fair value consider the tax consequences of realization or settlement. The following summarizes the carrying value and approximate fair value of the Company's financial instruments at December 31:

                                                 1999                          1998
                                                 ----                          ----
                                        FAIR          CARRYING         FAIR           CARRYING
                                        VALUE          VALUE           VALUE           VALUE
                                    -------------   ------------    ------------   --------------
                                                              (IN THOUSANDS)
Cash and cash equivalents           $           7   $          7    $         15   $          15
Long-term debt                             99,047        157,677          83,684         139,934

         The carrying amount of cash and cash equivalents approximates fair value at December 31, 1999.

         At December 31, 1999 and 1998, the fair value of the Company's senior notes is estimated based on quoted market prices. The carrying value of the Company's other borrowings approximate the fair value of those instruments.

17. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations for 1999 and 1998:

                                                                      1ST              2ND           3RD         4TH
           1999                                                     QUARTER          QUARTER       QUARTER      QUARTER
           -----------------------------------------                -------          -------       -------      -------
                                                                                        (IN THOUSANDS)
          Coal sales and related revenue                       $     56,952     $     57,271  $     60,070  $     56,352
          (Loss) income before extraordinary items                  (2,544)          (8,784)       (4,946)           144
          Net (loss) income                                         (2,544)          (8,784)       (4,946)           144
          Net loss available to common stockholders                 (3,046)          (9,285)       (5,590)         (638)


          1998
          ------------------------------------------
          Coal sales and related revenue                       $     71,574     $     76,320  $     78,217  $     65,315
          Loss before extraordinary items                           (4,206)          (5,689)       (8,144)      (87,565)
          Net loss                                                  (4,206)          (5,689)       (8,144)      (88,530)
          Net loss available to common stockholders                 (4,691)          (6,173)       (8,628)      (89,014)

18.  SUBSEQUENT EVENTS

         In connection with the issuance of the New Secured Notes, the Company entered into a Registration Rights Agreement ("Registration Rights Agreement") pursuant to which the Company agreed to file with the Securities and Exchange Commission ("SEC") a registration statement on Form S-4 to register the Company's 14.25% Series B Second Priority Senior Secured Notes due 2007 ("Series B Secured Notes"), and to cause such registration statement to be declared effective. The Series B Secured Notes are substantially identical to the New Secured Notes, except that the Series B Secured Notes are free of the transfer restrictions that apply to the New Secured Notes. In accordance with the Registration Rights Agreement, the Company filed the registration statement with the SEC on or about December 3, 1999, and the registration statement was declared effective on February 11, 2000. Shortly thereafter, the Company commenced an offer to exchange up to $106 million in principal amount of its unregistered New Secured Notes for the same amount of its registered Series B Secured Notes. The exchange offer was completed on March 16, 2000 and all of the Company's New Secured Notes were exchanged for its Series B Secured Notes.

         On or about December 22, 1999, pursuant to the Trust Indenture Act of 1939, as amended, the Company filed with the SEC an application on Form T-3 to qualify the Indenture dated as of October 1, 1999, between the Company, the Guarantors listed therein and The Bank of New York, as trustee (the "Indenture"). This application was filed in connection with the Company's plan to offer to exchange up to $13.2 million in principal amount of its Series B Secured Notes for the remaining $16.5 million in principal amount of its Old Notes. The Company was relying upon the exemption from registration provided by
Section 3(a)(9) of the Securities Act of 1933, as amended, for this exchange offer. On February 11, 2000, the Company's application was declared effective and the Indenture was qualified. Accordingly, the Company commenced the exchange offer described above. On March 16, 2000, the exchange offer was completed and $16.5 million in principal amount of the Old Notes were exchanged for $12.3 million in principal amount of the Series B Secured Notes.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ON ACCOUNTANTS AND FINANCIAL
         DISCLOSURES

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         As of March 15, 2000, the names, ages and positions of our executive officers and the executive officers of our subsidiary, Anker Energy Corporation, are as follows:

NAME                                     AGE    POSITION
----                                     ---    --------
William D. Kilgore, Jr.                  64     Chairman of the Board and Chief Executive Officer
P. Bruce Sparks                          44     Director and President
John A. H. Shober                        66     Director
Thomas R. Denison                        39     Director
Willem H. Hartog                         37     Director
Richard B. Bolen                         51     Senior Vice President -- Sales, Anker Energy Corporation
Gerald Peacock                           45     Vice President of Operations, Anker Energy Corporation
David D. Struth                          38     Treasurer and Chief Financial Officer
B. Judd Hartman                          36     Secretary
James A. Walls                           38     Assistant Secretary

         The term of each of the directors expires annually upon the election and qualification of a successor at the annual meeting of our stockholders.

MANAGEMENT BIOGRAPHIES

         WILLIAM D. KILGORE, JR. Mr. Kilgore was named Chairman of our Board and our Chief Executive Officer, as well as Chief Executive Officer of Anker Energy Corporation, our subsidiary, on May 1, 1999. Mr. Kilgore has 42 years experience in the coal industry. Over the past five years, Mr. Kilgore has served as a consultant to Kanawha Eagle, LLC, Double Eagle, LLC, New Eagle, LLC and Mossy Eagle, LLC, all of which are Central Appalachian coal companies. Mr. Kilgore served as President/Chief Executive Officer and Director of Agipcoal from 1989 to 1994 and as Vice President/General Manager of Enoxy Coal, Inc. from 1985 to 1989.

         P. BRUCE SPARKS. Mr. Sparks has been our President since October 28, 1997, and he has been a stockholder since 1996. From 1988 to October 1997, he was Executive Vice President of Anker and our predecessor, Anker Group, Inc. Mr. Sparks was the Vice President of Administration and Chief Financial Officer of Anker Group from 1985 until 1988. A 1976 business graduate from Concord College, he spent seven years in various management positions with CoalARBED, Inc., a coal company, the last of which was as Vice President and Chief Financial Officer before joining us. Mr. Sparks has been with us for 14 years.

         JOHN A. H. SHOBER. Mr. Shober was elected Chairman of the Board on October 28, 1997, and he served as Chairman until June 8, 1999. He has served as one of our Directors since 1996. Mr. Shober is a private investor and corporate director. Mr. Shober serves as a director of Penn Virginia Corporation, a natural resources company; Airgas, Inc., a distributor of industrial gas and industrial gas supplies; Hercules, Inc., a manufacturer of performance chemicals; C&D Technologies, Inc., a manufacturer of stored power systems; Ensign-Bickford Industries, Inc., a manufacturer of detonation devices; and MIBRAG mbH, a German coal mining and power company. He serves as a member of the Advisory Board of First Reserve Corporation, which oversees the investment activities and decisions of First Reserve acting in its capacity as manager for the First Reserve Funds' investment portfolios.

         THOMAS R. DENISON. Mr. Denison became one of our Directors in August 1998. Mr. Denison is a Managing Director and General Counsel of First Reserve. He joined the firm in January 1998 and opened its Denver office. Prior to joining First Reserve, he was a partner in the international law firm of Gibson, Dunn & Crutcher LLP, which he joined in 1986 as an associate. Mr. Denison received his Bachelor of Science degree in Business Administration from the University of Denver and his Juris Doctorate from the University of Virginia. Mr. Denison also serves as a Director of Patina Oil & Gas Corporation.

         WILLEM H. HARTOG. Mr. Hartog was elected one of our Directors on December 31, 1998. Mr. Hartog has been Senior Vice President Finance and Administration of Anker Holding, B.V. and various of its subsidiaries since 1998 and has worked for Anker Holding in various capacities since 1994. Prior to joining Anker Holding, Mr. Hartog was employed by KPMG as a member of its audit staff.

         RICHARD B. BOLEN. Mr. Bolen has been Senior Vice President -- Sales of Anker Energy since June 8, 1998. Mr. Bolen joined an affiliate of Anker Energy in 1979 and served as its President from 1980 through 1994. In 1994, he became President of another affiliate, and, in 1995, he assumed the additional duties of Vice President Operations, Southern Region, for Anker Energy. From October 1996 to June 1998, Mr. Bolen was Senior Vice President of Operations of Anker Energy. Mr. Bolen is a 1970 graduate of Virginia Polytechnic Institute with a degree in Mining Engineering. Prior to joining Anker Energy, he served in various management capacities with Consolidation Coal Company, Virginia Electric and Power Company, Jewell Smokeless Coal Corporation and Jno. McCall Coal Company.

         GERALD PEACOCK. Mr. Peacock joined Anker Energy in June 1998, as Vice President of Operations. He graduated from Southern Illinois University with a B.S. in Mechanical Engineering in 1976. Prior to June, 1998, he was employed by Arch Mineral Corporation for 20 years, serving in several senior positions, including President and Vice President of Catenary Coal Holdings, Inc., one of Arch's operating subsidiaries.

         DAVID D. STRUTH. Mr. Struth joined Anker Coal Group, Inc. in March 2000, as Treasurer and Chief Financial Officer. For the past 5 years, Mr. Struth was employed by Herr-Voss Industries, Inc. (formerly Salem Corporation) in various accounting and tax positions, and most recently served as its Controller and Secretary from November 1997 to December 1999. Mr. Struth graduated from Indiana University of Pennsylvania with a Bachelor of Science in Business Administration in 1983. He also earned a Master of Science in Taxation from the Graduate School of Business at Robert Morris College in 1988.

         B. JUDD HARTMAN. Mr. Hartman was elected as our Secretary effective November 1, 1997. Prior to joining us, Mr. Hartman was a partner with the law firm of Spilman, Thomas & Battle in Charleston, West Virginia, a firm that he joined in 1989 as an associate. Mr. Hartman graduated from Washington and Lee University in 1985 with a Bachelor of Arts degree in Economics and received his Juris Doctorate degree in 1989 from Wake Forest University School of Law. Mr. Hartman has been with us for just over two years.

         JAMES A. WALLS. Mr. Walls has been our Assistant Secretary since 1993. He graduated from West Virginia University with a Bachelor of Science/Bachelor of Arts and Juris Doctorate degree in 1989. Prior to March of 1993, he was employed by Spilman, Thomas & Battle in Charleston, West Virginia. Mr. Walls has been with us for seven years.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table presents summary information of the compensation that we paid or accrued for services rendered in all capacities for the last three completed fiscal years for our Chief Executive Officer and each of the four other most highly compensated executive officers of us or Anker Energy Corporation, determined as of December 31, 1999.

                                                                 SUMMARY COMPENSATION TABLE
                                                                 --------------------------
                                             ANNUAL COMPENSATION                       LONG-TERM COMPENSATION AND AWARDS
                                             -------------------                       ---------------------------------
                                                                                              SECURITIES
                                                                                              UNDERLYING
                                                                                RESTRICTED     OPTIONS/
NAME AND                    FISCAL                             OTHER ANNUAL       STOCK         SARS          LTIP        ALL OTHER
PRINCIPAL POSITION          YEAR      SALARY         BONUS    COMPENSATION(1)     AWARDS         (#)        PAYMENTS    COMPENSATION
------------------          ----      ------         -----    ---------------     ------         ---        --------    ------------
William D. Kilgore, Jr.     1999     $212,019         --       $  6,097            --            --           --           --
Chairman of the Board       1998         --           --           --              --            --           --           --
& Chief Executive           1997         --           --           --              --            --           --           --
Officer(2)

P. Bruce Sparks             1999      271,842       13,700         --              --            --           --           --
President                   1998      267,404       15,000        2,391            --            --           --           --
                            1997      252,885       90,953        3,625            --            --           --           --

Richard B. Bolen            1999      150,000         --           --              --            --           --           --
Senior Vice President       1998      172,115         --            761           25(3)          --           --           --
-- Sales (Anker Energy)     1997      175,000       18,052        5,126            --            --           --           --

Gerald Peacock(4)           1999      150,000         --           --              --            --           --           --
Vice President of           1998       93,654       15,000         --             20(3)          --           --           --
Operations (Anker Energy)   1997         --           --           --              --            --           --           --

Michael M. Matesic(5)      1999      150,000         --           --              --             --           --           --
Treasurer and Chief         1998      135,000         --           --             25(3)          --           --           --
Financial Officer           1997      110,769       18,052        5,210            --            --           --           --

---------------------

1) Other annual compensation includes amounts reimbursed with respect to moving expenses, out-of-pocket medical costs and company-owned vehicles.

(2) Mr. Kilgore was named Chief Executive Officer and Chairman of our board of directors on May 1, 1999. See "-- Employment Agreements" below for a description of Mr. Kilgore's compensation arrangements.

(3) On October 1, 1998, Mr. Bolen, Mr. Peacock and Mr. Matesic received restricted stock awards of common stock under our 1997 Omnibus Stock Incentive Plan. Awards were valued for purposes of the plan at the par value of the common stock, which is $0.01 per share.

(4) Anker Energy Corporation hired Mr. Peacock on May 11, 1998. The listed amounts for 1998 represent only compensation he received from May 11, 1998 through December 31, 1998. We estimate that his annual compensation for 1998 would have been: salary, $150,000; bonus, $15,000; and other annual compensation, $0.

(5) On February 16, 2000, Michael M. Matesic resigned as Treasurer and Chief Financial Officer. Mr. Sparks served as interim Treasurer and Chief Financial Officer until March 15, 2000. On that date, we hired David D. Struth as our new Treasurer and Chief Financial Officer. In connection with Mr. Matesic's resignation, we redeemed the 25 shares of stock previously awarded to him.

BOARD COMPENSATION

         All directors are reimbursed for their usual and customary expenses incurred in attending all board and committee meetings. Each director who is not also an officer receives an aggregate annual fee of $12,000 for serving on our board of directors. In addition to the annual fee of $12,000, Mr. Shober received an additional $57,000 for serving as Chairman of the Board in 1998.

EMPLOYMENT AGREEMENTS

         Mr. Sparks has an employment agreement with us and our subsidiaries, Anker Group, Inc., Anker Energy Corporation and Simba Group, Inc. The agreement with Anker Energy is dated as of August 1, 1996 and expires on July 31, 2002. The agreement with Anker Energy provides for Mr. Sparks' employment as an executive officer of Anker Energy at an annual salary of:

         -        $250,000 for the period August 1, 1996 through July 31, 1997

         -        $257,500 for the period August 1, 1997 through July 31, 1998

         -        $265,200 for the period August 1, 1998 through July 31, 1999

         -        $273,200 for the period August 1, 1999 through July 31, 2000

         - $281,200 for the period August 1, 2000 through July 31, 2001 and

         -        $289,600 for the period August 1, 2001 through July 31, 2002.

         The agreement with Anker Energy also provides for a quarterly bonus of $3,750 for each calendar quarter during its duration, and a yearly bonus based on our financial performance. Mr. Sparks may terminate his employment upon 30 days' notice. In the event Anker Energy were to terminate Mr. Sparks other than for cause at any time prior to August 1, 2000, Mr. Sparks would be entitled to receive the annual salary, bonuses and benefits that he would have received under the agreement with Anker Energy through July 31, 2002, had Anker Energy not terminated his employment. In the event Anker Energy were to terminate Mr. Sparks other than for cause at any time on or after August 1, 2000, Mr. Sparks would have the option to receive either

         -        250% of his then current annual salary or

         - the compensation, bonuses and other benefits he would have been entitled to receive under the agreement with Anker Energy, had Anker Energy not terminated him, for a period of two years. In addition, Mr. Sparks is entitled to participate in any of Anker Energy's pension plans for which he is eligible. Mr. Spark's agreement with Anker Energy also requires him not to compete with Anker Energy during the employment term and for a period of one year following the termination of the agreement. Mr. Sparks also has employment agreements, each without compensation, with us, Anker Group and Simba Group, Inc., providing for his seat on the board of directors of those companies and his employment as an executive officer of those companies.

         Mr. Kilgore also has an employment agreement with us and Anker Energy Corporation, dated as of May 1, 1999. The term of the agreement ends on December 31, 2002. The agreement provides for Mr. Kilgore's employment as Chief Executive Officer and Chairman of the Board of Directors at an annual salary of $315,000. Mr. Kilgore is entitled to participate in any of Anker Energy's benefits plans for which he is eligible and may be reimbursed for costs of relocating his residence, not to exceed $125,000. Mr. Kilgore also may receive cash bonuses, at Anker Energy's discretion, and an incentive bonus in the event we undergo a change of control. The incentive bonus, which would be calculated based on specified financial tests' being met, can be as much as $2.5 million, and could include an option for Mr. Kilgore to purchase as much as five percent of our then-outstanding common stock at an exercise price of $1.00 per share.

         In the event that Anker Energy were to terminate Mr. Kilgore's employment other than for cause on or before May 1, 2001, Mr. Kilgore would be entitled to receive, in addition to the salary and bonus he had earned to that date, the amount of his annual salary he would have received for an additional 36 months less the number of months that have elapsed since Mr. Kilgore's employment. In the event that Anker Energy were to terminate Mr. Kilgore's employment other than for cause after May 1, 2001 but before May 1, 2002, Mr. Kilgore would be entitled to the annual salary he would have received for an additional year had he not been terminated. In the event that Anker Energy were to terminate Mr. Kilgore's employment other than for cause after December 31, 2002, Mr. Kilgore would be entitled to the annual salary he would have received for an additional year had he not been terminated. Mr. Kilgore's agreement with Anker Energy also requires him not to compete with Anker Energy during the employment term and for a period of two years following the termination of the agreement.

         None of our other employees has an employment contract with us or any of our subsidiaries.

1997 OMNIBUS STOCK INCENTIVE PLAN

         GENERAL

         Our 1997 Omnibus Stock Incentive Plan provides for the issuance of restricted stock awards or stock options to designated officers and key employees of us or our affiliates of up to a maximum of 300 shares of authorized but unissued or reacquired shares of our common stock. The plan is intended to motivate, reward and retain participants in the plan for contributing to our long-term success. It does so by providing an opportunity for meaningful capital accumulation linked to our future success and appreciation in shareholder value.

         Our president is responsible for administering the plan. Subject to the approval of our board of directors, the president has the authority to designate who may participate in the plan and the number of shares of common stock subject to each restricted stock award or stock option. Awards and options are granted based on the fair market value of the common stock as of the date of the award or option. Fair market value is determined by the board of directors.

         As long as our common stock is not publicly traded, the plan provides that we have a call right. This means that we have the right to purchase at fair market value any vested option and any shares that a participant in the plan owns as a result of the exercise of an option or the grant of an award. We also have a right of first refusal with respect to these shares.

         The board of directors has the authority to amend the plan, including with respect to the acceleration of vesting of options and awards. No modification will become effective, however, without the prior approval of the participants in the plan if the approval is necessary to comply with any tax or regulatory requirement or rule of any exchange or system on which the stock may be listed. In addition, no amendment may, without a participant's consent, adversely affect any rights that a participant has under any award or grant that is outstanding at the time the amendment is made.

         RESTRICTED STOCK AWARDS

         When a participant in the 1997 Omnibus Stock Incentive Plan is granted a restricted stock award, he or she must sign a restricted stock award agreement. Under the agreement and the plan, the shares of common stock subject to the award will be nontransferable, other than by will or the laws of descent and distribution, and subject to forfeiture until the shares are vested. Unless the board of directors accelerates the vesting period, the shares subject to an award will become fully vested on the sixth anniversary of the award if the participant in the plan has been in our continuous employ during that six-year period. Vesting will be accelerated upon the termination of the participant's employment due to:

         -        death, disability or retirement

         - the involuntary termination of the participant's employment during the 90-day period following our merger with another entity

         - the voluntary termination of the participant's employment at any time after one year following our merger with another entity or

         -        a change of control.

         Under the plan, a change of control is deemed to occur if any person or group that is not a beneficial owner of our voting securities as of the date of the adoption of the plan becomes the beneficial owner, directly or indirectly, of our securities that represent in the aggregate 75% or more of the total combined voting power of all classes of our then-outstanding securities. Once vested, the shares of common stock are no longer subject to forfeiture and may be transferred. However, the shares will continue to be subject to our call rights and right of first refusal.

         STOCK OPTIONS

         When a participant in the 1997 Omnibus Stock Incentive Plan is granted a stock option, he or she must sign a stock option grant agreement. Under the agreement and the plan, the participant's options would become fully vested on the third anniversary of the date the option is granted if the participant has been in our or an affiliate's continuous employ during that three-year period. Vesting for an option will be accelerated on the same basis as vesting is accelerated for restricted stock awards, as discussed above. Once an option is vested, a participant may exercise the option as provided in the plan. Options granted under the plan will expire on the tenth anniversary of the option. After common stock is purchased pursuant to an option, the shares will continue to be subject to our call rights and right of first refusal.

         OUTSTANDING AWARDS AND OPTIONS

         As of March 15, 2000, a total of 122 shares of common stock were outstanding under the plan. Eleven participants hold these shares, and these shares are fully vested. We have not granted any options under the plan.

MANAGEMENT INCENTIVE BONUSES

         Designated members of our and our subsidiaries' management, including the executive officers set forth under " -- Directors and Executive Officers of the Registrant" above, are eligible to receive cash bonuses in addition to their annual salary compensation. These awards are based on the performance of these individuals, as determined by their direct supervisors and other senior management, and our financial performance and that of our subsidiaries. In addition, Mr. Kilgore and Mr. Sparks are entitled to incentive bonuses as described previously under " -- Employment Agreements."

DEFINED CONTRIBUTION PLANS

         We have a defined contribution retirement plan covering all employees who meet eligibility requirements. The plan provides for employer contributions representing 5% of compensation. We also have a 401(k) savings plan for all employees who meet eligibility requirements. The plan provides for mandatory employer contributions to match 50% of employee contributions up to a maximum of 2% each participant's compensation. In addition, we may also make discretionary contributions up to 5% of employee compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         At a meeting of our board of directors on May 22, 1997, a compensation committee was established. Mr. Macaulay, a former director of Anker, and Mr. Shober were appointed members of the committee. Mr. Shober is currently the only member of the compensation committee. The compensation committee did not hold any meetings in 1998 or 1999. Other than Mr. Sparks, no current or former executive officer or employee of us or any of our subsidiaries participated in deliberations of the board of directors concerning executive officer compensation. Mr. Sparks' compensation is established in accordance with his employment agreement. See "-- Employment Agreements" above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information concerning the ownership of our common stock, as of March 15, 2000, except as otherwise noted, by:

         - each person known by us to own beneficially more than 5% of the outstanding common stock

         - each person who is a director or a nominee of Anker

         - each person who is identified on the executive compensation table above and

         - all of our directors and executive officers as a group.

         The percentage of beneficial ownership of common stock is based on 7,083 shares outstanding as of March 15, 2000. In addition, we issued warrants to purchase common stock in connection with the private exchange and private placement consummated on October 28, 1999. The warrants are exercisable immediately, and holders of these warrants are included in the following table to the extent applicable. See "Description of Warrants."

                                                                                       AMOUNT AND
                                                                                       NATURE OF
                                                                                       BENEFICIAL               PERCENT
             NAME AND ADDRESS OF BENEFICIAL OWNER                                      OWNERSHIP               OF SHARES
             ------------------------------------                                      ---------               ---------
             First Reserve Corporation
             475 Steamboat Road, Greenwich, Connecticut 06830(1)                          5,407                   76.34

             William Macaulay(2)                                                          5,407                   76.34

             John Hill(2)                                                                 5,407                   76.34

             Anker Holding B.V.
             P.O. Box 1334, 3000 BH, Rotterdam, The Netherlands                             695                    9.81

             Willem G. Rottier(3)                                                           695                    9.81

             Rothschild Recovery Fund L.P.
             1251 Avenue of the Americas, New York, New York 10020(4)                  1,782(5)                20.10(5)

             William D. Kilgore, Jr.                                                         --                      --

             Thomas R. Denison                                                               --                      --

             John A. H. Shober                                                               --                      --

             Willem H. Hartog                                                                --                      --

             PPK Group Limited Liability Company(6)                                         859                   12.13

             P. Bruce Sparks(7)                                                             859                   12.13

             Richard B. Bolen                                                                25                    0.35

             Gerald Peacock                                                                  20                    0.28

             All executive officers and directors as a group (6 persons)                    920                   12.99

(1) Shares of common stock shown as owned by First Reserve are owned of record by American Oil & Gas Investors, Limited Partnership, AmGO II, Limited Partnership, First Reserve Fund V, Limited Partnership, First Reserve Fund V-2, Limited Partnership, First Reserve Fund VI, Limited Partnership and First Reserve Fund VII, Limited Partnership. First Reserve is the sole general partner of, and possesses sole voting and investment power for, each of the funds.

(2) Messrs. Macaulay and Hill may be deemed to share beneficial ownership of the shares shown as beneficially owned by First Reserve as a result of their ownership of common stock of First Reserve. Messrs. Macaulay and Hill disclaim beneficial ownership of those shares. Their address is c/o First Reserve Corporation, 475 Steamboat Road, Greenwich, Connecticut 06830.

(3) Mr. Rottier may be deemed to share beneficial ownership of the shares shown as owned by Anker Holdings B.V. as a result of his ownership of common stock of Anker Holding. Mr. Rottier disclaims beneficial ownership of those shares. His address is c/o Anker Holding B.V., P.O. Box 1334, 3000 BH, Rotterdam, The Netherlands.

(4) Rothschild Recovery Associates, L.L.C. is the general partner of Rothschild Recovery Fund L.P. Wilbur Ross, Jr., is the managing member of Rothschild Recovery Associates, L.L.C.

(5) Represents shares issuable upon exercise of warrants issued to Rothschild Recovery Fund L.P. in connection with the private restructuring transactions consummated by us on October 28, 1999. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation -- Business Plan."

(6) PPK Group Limited Liability Company is a limited liability company controlled by Mr. Sparks. Mr. Sparks has the sole authority to exercise all rights and remedies of PPK Group and all voting rights of the shares owned by PPK Group.

(7) Mr. Sparks may be deemed to share beneficial ownership of the shares shown as being owned by PPK Group as a result of his ownership of voting units of PPK Group.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDERS' AGREEMENT

         On August 12, 1996, we entered into a stockholders' agreement with holders of our capital stock. The stockholder's agreement was amended on October 26, 1999 as part of the restructuring of our 9-3/4% Series B Senior Notes. The following is a summary description of the stockholders' agreement, as amended. It does not restate the entire stockholders' agreement. For a more detailed understanding of the rights of the stockholders that are parties to the agreement, you should read the stockholders' agreement. A copy of the stockholders' agreement is available from us upon request.

         NOMINATION OF DIRECTORS

         The funds that First Reserve Corporation manages are entitled to nominate

         - four of the seven members of our board of directors for as long as they hold in the aggregate more than 50% of our issued and outstanding common stock,

         - three of the seven members of our board of directors for as long as they hold in the aggregate more than 10% of our issued and outstanding common stock, or

         - one of the seven members of our board of directors for as long as they hold in the aggregate more than 2% of our issued and outstanding common stock.

         The stockholders' agreement also provides that PPK Group Limited Liability Company and Anker Holding B.V. may each nominate one director for as long as it holds at least 2% of our issued and outstanding common stock.

         FUNDAMENTAL ISSUES

         As long as the funds that First Reserve Corporation manages in the aggregate own 10% or more of our issued and outstanding common stock, or as long as PPK Group in the aggregate owns 10% or more of our issued and outstanding common stock, we may not take, and may not permit to be taken, any actions constituting a fundamental issue without the favorable vote or written consent of at least five-sevenths of the whole number of our directors. Fundamental issues include, but are not limited to,

         -        the sale, lease or exchange of 50% or more of our assets;

         -        any merger, consolidation, liquidation or dissolution;

         -        any amendment to our certificate of incorporation;

         - the authorization, issuance or sale of shares of our capital stock, any other type of equity or debt securities or options, warrants or other rights to acquire equity or debt securities, except issuances upon conversion of our convertible securities issued prior to the date of the stockholders' agreement and issuances to key members of our management under a stock purchase, stock option or similar plan;

         - any redemption, repurchase or other acquisition of our capital stock or other equity securities, including any option, warrant or other right to acquire our capital stock or other equity securities, except purchases or redemptions under the terms of securities issued prior to the date of the stockholders' agreement; and

         - entering into or engaging in business or entering into any transactions with any stockholder that is a party to the stockholders' agreement or any affiliate of those stockholders, except for our inter-company transactions and transactions at arm's length and in the ordinary course of business involving the sale, purchase, exchange or trading of coal or coal-related products.

         In the event the funds that First Reserve Corporation manages own in the aggregate 50% or less of our issued and outstanding common stock and for as long as those funds in the aggregate own at least 10% of our issued and outstanding common stock, each of the following additional actions will be fundamental issues:

         -        any sale, lease, exchange, transfer or disposition by us of
                  (1) any outstanding capital stock or other equity security of any of our subsidiaries or (2) assets or other rights for consideration in excess of $2.0 million, other than dispositions in the ordinary course of business;

         - any purchase, lease, exchange or other acquisition of assets or other rights, including securities, by us for consideration in excess of $2.0 million;

         - any financing, refinancing or other incurrence of indebtedness by us with a principal amount in excess of $2.0 million;

         - any capital expenditure by us not provided in an annual budget for our then-current fiscal year approved by our board of directors in accordance with specified procedures if the expenditure is either (1) in excess of $1.0 million or (2) together with the aggregate of all of our and our subsidiaries other non-budgeted capital expenditures in the fiscal year, in excess of $2.0 million;

         - any amendment to or modification or repeal of, any provision of our by-laws which would materially alter the rights of any of the stockholders that are parties to the stockholders' agreement;

         -        any amendment to the employment agreement of P. Bruce Sparks;

         - dissolution of Anker Coal Group, the adoption of a plan of liquidation with respect to Anker Coal Group, or any action by us to commence a bankruptcy, receivership or similar proceeding;

         - the investment of additional funds in, or extension of additional credit to, Anker Capital Corporation or any subsidiary of Anker Capital Corporation or other investment; and

         - our entry, other than through Anker Capital Corporation, into any business other than mining, processing, shipping, purchasing and selling coal.

         Furthermore, if we redeem, repurchase or otherwise acquire our capital stock or other of our equity securities, or any option, warrant or other right to acquire capital stock or other equity securities, from any stockholder that is a party to the stockholder's agreement or its affiliate, the redemption, repurchase or acquisition, and any transactions relating the redemption, repurchase or acquisition, must be approved by a majority of our board of directors. This requirement does not apply to purchases or redemptions under the terms of securities issued prior to the date of the stockholders' agreement. In addition, the determination of a majority of our board of directors excludes, for these purposes, any director nominated by a stockholder that is a party to the stockholders' agreement and is interested in the transaction being approved.

         NON-COMPETITION

         Each stockholder that is a party to the stockholders' agreement must prevent entities under its control from engaging in specified activities that are competitive with our business. In addition, if any of these stockholders becomes aware of an existing or potential business opportunity in one of these activities, the stockholder must offer the opportunity to us on an exclusive basis.

         ANTI-DILUTION

         If we issue any equity securities of any type, class or series, then we must offer all stockholders that are parties to the stockholders' agreement the right to purchase a portion of the securities on the same terms and conditions as we are offering to the purchaser of the securities. However, this right does not apply in the case of

         - issuances of Class C preferred stock and Class D preferred stock,

         - securities offered to the public in an initial public offering,

         - issuances upon conversion of our convertible securities issued prior to the date of the stockholders' agreement,

         - issuances to key members of our management under a stock purchase, stock option or similar plan,

         - any issuance of securities as consideration in connection with an acquisition and

         - except with respect to Anker Holding, issuances of common stock in satisfaction of specified pre-existing contractual obligations.

         Each stockholder will be entitled to purchase that percentage of the newly-issued securities equal to

         - the stockholder's percentage ownership of the total outstanding number of the previously-issued securities, if the newly issued securities are of a type, class or series previously issued, or

         - in all other events, the stockholder's percentage ownership of the total outstanding number of shares of common stock.

         RESTRICTIONS ON DISPOSITIONS OF STOCK

         The stockholders that are parties to the stockholders' agreement may not transfer any shares of common stock except in accordance with the stockholders' agreement. Restrictions on dispositions of stock include the following provisions:

         - Lock-Up Period. Prior to August 12, 2001, except for specified permitted transfers set forth in the stockholders' agreement, no stockholder may transfer any shares without the prior written approval of all the other stockholders that are parties to the stockholders' agreement.

         - Right of First Refusal. Beginning on August 12, 2001, if a stockholder receives a bona fide offer to purchase any or all of its shares of capital stock and wishes to accept the offer, we and the remaining stockholders that are parties to the stockholders' agreement have the opportunity to purchase the shares offered at the same price per share and on the same terms and conditions as the offer the stockholder received.

         - Tag Along Rights. Except with respect to specified permitted transfers and in connection with an initial public offering of our common stock, each stockholder has the right to participate in the sale of common stock by another stockholder that is a party to the stockholders' agreement to any third party at the same price per share and on the same terms and conditions as the stockholder initiating the sale to the third party.

         SALES OF SHARES

         In the event of the death, total disability, retirement after age 60 or termination of employment of P. Bruce Sparks, we have obligations and rights to purchase shares of capital stock that PPK Group Limited Liability Company owns. If Mr. Sparks dies, we are required to use all proceeds from the "key man" life insurance policy we maintain with respect to Mr. Sparks to purchase shares of capital stock that PPK Group Limited Liability Company owns at fair market value. The indenture governing our notes would permit this repurchase as an exception to the limitation on restricted payments. During the eight months following the death of Mr. Sparks, we would have the option to purchase all, but not some, of the shares PPK Group Limited Liability Company owns at fair market value and, during the 120-day period following expiration of the eight month period, PPK Group Limited Liability Company would have the right to require us to purchase shares PPK Group Limited Liability Company owns at fair market value. In the event of the total disability, retirement after age 60 or termination of employment, other than for cause prior to August 12, 2001, of Mr. Sparks, we have the option, for a period of time ranging from three months to nine months depending upon the circumstances, to purchase all, but not some, of the shares of capital stock PPK Group Limited Liability Company holds at fair market value. In the event of termination of Mr. Sparks' employment for cause prior to August 12, 2001, we have the option, for a period of one year, to purchase the shares of common stock PPK Group Limited Liability Company holds for the lower of book value and fair market value.

         In the event of a change of control of any stockholder that is a party to the stockholders' agreement, we have the right but not the obligation, for a period of 60 days after we become aware of the change of control, to purchase all of the stockholder's shares of capital stock at fair market value.

         SALE OF ALL OF OUR COMMON STOCK

         After August 12, 2001, under specified circumstances, the funds that First Reserve Corporation manages may compel all stockholders that are parties to the stockholders' agreement to participate in the sale of all of our outstanding common stock to a buyer or buyers that are not our affiliates or affiliates of any of the stockholders that are parties to the stockholders' agreement. Until the earlier to occur of an initial public offering of our common stock and October 30, 2002, however, any sale of a majority of our common stock must be approved by holders of at least 85% of our outstanding common stock. All shares of common stock will be sold at an identical price and on identical terms. In addition, a sale may only be consummated if the buyer or buyers either redeem or purchase the Class A preferred stock and Class B preferred stock.

REGISTRATION RIGHTS

         At any time following an initial public offering of our common stock, upon the written request of PPK Group Limited Liability Company, Anker Holding B.V. or the funds that First Reserve Corporation manages, we are required, as expeditiously as possible, to use our best efforts to effect the registration, under the Securities Act, of the shares of common stock outstanding as of August 12, 1996 or the shares of common stock that any of PPK Group Limited Liability Company, Anker Holding or the funds that First Reserve Corporation manages acquired after that date.

INVESTOR AGREEMENT

         In connection with the restructuring of our 9-3/4% notes, we entered into an investor agreement with the stockholders that are parties to the stockholders' agreement and the initial holders of our warrants. Some of the parties to the investor agreement, including the funds that First Reserve Corporation manages, PPK Group Limited Liability Company, Anker Holding B.V. and Rothschild Recovery Fund, L.P., are each beneficial owners of more than 5% of our fully-diluted common stock. The investor agreement contains provisions regarding tag along rights, restrictions on dispositions of shares of common stock issued upon exercise of warrants and restrictions on mergers and sales of assets and stock.

TRANSACTIONS WITH RELATED PARTIES

         On October 28, 1999, we issued $6.0 million principal amount of notes to JJF Group Limited Liability Company in exchange for cancellation of all of our shares of common stock that JJF Group Limited Liability Company owned and JJF Group Limited Liability Company's relinquishment of its rights under a put agreement entered into in August 1998. The put agreement required us to purchase the shares of our common stock that JJF Group Limited Liability Company owned in installments over time for a total of approximately $10.5 million. As part of the October 28, 1999 private restructuring transaction, JJF Group Limited Liability Company ceased to be a party to the stockholders' agreement.

         In October 1999, we issued approximately $32.7 million in principal amount of our 14.25% notes to Rothschild Recovery Fund L.P. in exchange for approximately $40.9 million of our 9-3/4% notes held by Rothschild Recovery Fund L.P. At the same time, we issued $13.2 million of our 14.25% notes to Rothshild Recovery Fund L.P. for $11.2 million in cash. In connection with those transactions, we also issued to Rothschild Recovery Fund L.P. warrants to purchase a total of 20% of our common stock at an exercise price of $0.01 per share. In 2000, we may sell additional 14.25% notes to Rothschild Recovery Fund L.P. for up to $6.3 million in cash to fund a portion of the October 1, 2000 interest payment on our outstanding 14.25% notes.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report

         (1)      Financial Statements

         The following consolidated financial statements for us and our subsidiaries are included in Part II, Item 8:

         Report of Independent Accountants

         Consolidated Balance Sheets at December 31, 1999 and 1998

         Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements


         (2)      Financial Statement Schedules

         Financial statement schedules not listed are omitted because of the absence of the conditions under which they are required or because all material information is included in the Consolidated Financial Statements or notes thereto.

         (3)      Exhibits

         The exhibits filed as part of or incorporated by reference in this Report are listed in the accompanying Exhibit Index. Exhibits 10.2 through 10.5 listed in the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements.

(b)      Reports on Form 8-K

         The Company filed six reports on Form 8-K in the fourth quarter of 1999. The date of each report, the items reported and the financial statements filed with each report are listed below:

Date                     Items Reported                                                       Financial Statements
----                     --------------                                                       --------------------
October 4, 1999          Press release issued regarding average annual tonnage subject to     None
                         long-term contracts and projected mine lives

October 21, 1999         Press Release regarding preliminary results of operations for        Preliminary Consolidated
                         three and nine-month period ended September 30, 1999                 Statement of Operations

October 28, 1999         Press release regarding completion of the                            None
                         private restructuring, the surface mine permit for
                         its Grant County operations, and tax liability
                         associated with the private restructuring

November 3, 1999         Press release regarding plans to offer new secured notes to          None
                         holders of 9-3/4% notes

November 16, 1999        Press release regarding adjusted EBITDA for third quarter of 1999    Consolidated Statement of
                                                                                              Operations

December 21, 1999        Press release regarding issuance of permit for Grant County          None
                         surface mine

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on March 30, 2000.

                                           ANKER COAL GROUP, INC.


                                           By:      /s/ P. Bruce Sparks
                                               ------------------------------
                                           Title:       President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

          Signature                                   Title                                   Date
          ---------                                   -----                                   ----


    /s/ William D. Kilgore, Jr.              Chairman of the Board and Chief         March 30, 2000
 ------------------------------------        Executive Officer (Principal
        William D. Kilgore, Jr.              Executive Officer)



     /s/ P. Bruce Sparks                     President and Director (Principal       March 30, 2000
 ------------------------------------        Executive Officer)
         P. Bruce Sparks


    /s/ David D. Struth                      Treasurer (Principal Financial and      March 30, 2000
 ------------------------------------        Accounting Officer)

        David D. Struth


    /s/ John A. H. Shober                    Director                                March 30, 2000
 ------------------------------------
         John A. H. Shober


    /s/ Thomas R. Denison                    Director                                March 30, 2000
 ------------------------------------
        Thomas R. Denison


    /s/ Willem H. Hartog                     Director                                March 30, 2000
 ------------------------------------
        Willem H. Hartog

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on March 30, 2000.



                                         ANKER ENERGY CORPORATION


                                         By:     /s/ David D. Struth
                                             ---------------------------------
                                         Title:  Treasurer and Vice President
                                                 of Finance and Administration

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


          Signature                                     Title                             Date
          ---------                                     -----                             ----
    /s/ William D. Kilgore, Jr.                Chairman of the Board and Chief   March 30, 2000
 ------------------------------------          Executive Officer (Principal
        William D. Kilgore, Jr.                Executive Officer)



    /s/ P. Bruce Sparks                        President and Director            March 30, 2000
 ------------------------------------          (Principal Executive Officer)
        P. Bruce Sparks


 /s/ David D. Struth                           Treasurer, Vice President of      March 30, 2000
  --------------------------------             Finance and Administration and
     David D. Struth                           Director (Principal Financial
                                               and Accounting Officer)

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on March 30, 2000.



                                       ANKER GROUP, INC.


                                       By:  /s/ P. Bruce Sparks
                                            --------------------------------
                                            Title:  President



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


                Signature                                     Title                        Date
                ---------                                     -----                        ----
       /s/ P. Bruce Sparks                           President and Director            March 30, 2000
       ---------------------------------             (Principal Executive Officer)
       P. Bruce Sparks


       /s/ David D. Struth                           Treasurer and Director            March 30, 2000
       ---------------------------------             (Principal Financial and
       David D. Struth                               Accounting Officer)

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on March 30, 2000.


                                       ANKER POWER SERVICES, INC.


                                       By:  /s/ David D. Struth
                                            --------------------------------
                                            Title:  Treasurer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


                Signature                                     Title                        Date
                ---------                                     -----                        ----

       /s/ Richard B. Bolen                          President and Director            March 30, 2000
       ---------------------------------
       Richard B. Bolen


       /s/ David D. Struth                           Treasurer and Director            March 30, 2000
       ---------------------------------             (Principal Financial and
       David D. Struth                               Accounting Officer)

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on March 30, 2000.


                                       ANKER VIRGINIA MINING COMPANY, INC.



                                       By:  /s/ David D. Struth
                                            --------------------------------
                                            Title:  Treasurer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


                Signature                                     Title                        Date
                ---------                                     -----                        ----
       /s/ Pat Leedy                                 President and Director            March 30, 2000
       ---------------------------------             (Principal Executive Officer)
       Pat Leedy


       /s/ David D. Struth                           Treasurer and Director            March 30, 2000
       ---------------------------------             (Principal Financial and
       David D. Struth                               Accounting Officer)

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on March 30, 2000.


                                       ANKER WEST VIRGINIA MINING COMPANY, INC.


                                       By:  /s/ David D. Struth
                                            --------------------------------
                                            Title:  Treasurer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


                Signature                                     Title                        Date
                ---------                                     -----                        ----
       /s/ Gerald Peacock                            President and Director            March 30, 2000
       ---------------------------------             (Principal Executive Officer)
       Gerald Peacock


       /s/ David D. Struth                           Treasurer and Director            March 30, 2000
       ---------------------------------             (Principal Financial and
       David D. Struth                               Accounting Officer)

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on March 30, 2000.


                                       BRONCO MINING COMPANY, INC.



                                       By:  /s/ David D. Struth
                                            --------------------------------
                                            Title:  Treasurer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


                Signature                                     Title                        Date
                ---------                                     -----                        ----
       /s/ P. Bruce Sparks                           President and Director            March 30, 2000
       ---------------------------------             (Principal Executive Officer)
       P. Bruce Sparks


       /s/ David D. Struth                           Treasurer (Principal Financial    March 30, 2000
       ---------------------------------             and Accounting Officer)
       David D. Struth

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on March 30, 2000.


                                       HAWTHORNE COAL COMPANY, INC.


                                       By:  /s/ David D. Struth
                                            --------------------------------
                                            Title:  Treasurer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


                Signature                                     Title                        Date
                ---------                                     -----                        ----
       /s/ Charles C. Dunbar                         President and Director            March 30, 2000
       ---------------------------------             (Principal Executive Officer)
       Charles C. Dunbar


       /s/ David D. Struth                           Treasurer and Director            March 30, 2000
       ---------------------------------             (Principal Financial and
       David D. Struth                               Accounting Officer)

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on March 30, 2000.


                                       HEATHER GLEN RESOURCES, INC.


                                       By:  /s/ David D. Struth
                                            --------------------------------
                                            Title:  Treasurer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


                Signature                                     Title                        Date
                ---------                                     -----                        ----
       /s/ Jeffrey P. Kelly                          President and Director            March 30, 2000
       ---------------------------------             (Principal Executive Officer)
       Jeffrey P. Kelley


       /s/ David D. Struth                           Treasurer and Director            March 30, 2000
       ---------------------------------             (Principal Financial and
       David D. Struth                               Accounting Officer)

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on March 30, 2000.


                                       JULIANA MINING COMPANY, INC.


                                       By:  /s/ David D. Struth
                                            --------------------------------
                                            Title:  Treasurer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


                Signature                                     Title                        Date
                ---------                                     -----                        ----
       /s/ Gerald Peacock                           President and Director            March 30, 2000
       ---------------------------------            (Principal Executive Officer)
       Gerald Peacock


       /s/ David D. Struth                          Treasurer and Director            March 30, 2000
       ---------------------------------            (Principal Financial and
       David D. Struth                              Accounting Officer)

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on March 30, 2000.


                                       KING KNOB COAL CO., INC.


                                       By:  /s/ David D. Struth
                                            --------------------------------
                                            Title:  President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


                Signature                                     Title                        Date
                ---------                                     -----                        ----
       /s/ David D. Struth                           President, Treasurer and          March 30, 2000
       ---------------------------------             Director (Principal Executive,
       David D. Struth                               Financial and Accounting
                                                     Officer)

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on March 30, 2000.


                                       MARINE COAL SALES COMPANY


                                       By:  /s/ David D. Struth
                                            --------------------------------
                                            Title:  Treasurer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                Signature                                     Title                        Date
                ---------                                     -----                        ----
       /s/ Larry Kaelin                              President and Director            March 30, 2000
       ---------------------------------             (Principal Executive Officer)
       Larry Kaelin


       /s/ P. Bruce Sparks                           Director                          March 30, 2000
       ---------------------------------
       P. Bruce Sparks


       /s/ David D. Struth                           Treasurer and Director            March 30, 2000
       ---------------------------------             (Principal Financial and
       David D. Struth                               Accounting Officer)

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on March 30, 2000.


                                       MELROSE COAL COMPANY, INC.


                                       By:  /s/ David D. Struth
                                            --------------------------------
                                            Title:  President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


                Signature                                     Title                        Date
                ---------                                     -----                        ----
       /s/ David D. Struth                           President, Treasurer and          March 30, 2000
       ---------------------------------             Director (Principal Executive,
       David D. Struth                               Financial and Accounting
                                                     Officer)


       /s/ B. Judd Hartman                           Secretary and Director            March 30, 2000
       ---------------------------------
       B. Judd Hartman

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on March 30, 2000.


                                       NEW ALLEGHENY LAND HOLDING COMPANY, INC.


                                       By:  /s/ David D. Struth
                                            --------------------------------
                                            Title:  President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


                Signature                                     Title                        Date
                ---------                                     -----                        ----
       /s/ David D. Struth                           President, Treasurer and          March 30, 2000
       ---------------------------------             Director (Principal Executive,
       David D. Struth                               Financial and Accounting
                                                     Officer)


       /s/ B. Judd Hartman                           Secretary and Director            March 30, 2000
       ---------------------------------
       B. Judd Hartman

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on March 30, 2000.


                                        PATRIOT MINING COMPANY, INC.


                                        By: /s/ David D. Struth
                                            --------------------------------
                                            Title:  Treasurer




      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


                Signature                                     Title                        Date
                ---------                                     -----                        ----
       /s/ Gerald Peacock                            President and Director            March 30, 2000
       ---------------------------------             (Principal Executive Officer)
       Gerald Peacock


       /s/ David D. Struth                           Treasurer and Director            March 30, 2000
       ---------------------------------             (Principal Financial and
       David D. Struth                               Accounting Officer)

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on March 30, 2000.


                                        SIMBA GROUP, INC.


                                        By:  /s/ David D. Struth
                                            --------------------------------
                                             Title:  Treasurer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


                Signature                                     Title                        Date
                ---------                                     -----                        ----
       /s/ P. Bruce Sparks                           President and Director            March 30, 2000
       ---------------------------------             (Principal Executive Officer)
       P. Bruce Sparks


       /s/ William D. Kilgore, Jr.                   Director                          March 30, 2000
       ---------------------------------
       William D. Kilgore, Jr.


       /s/ David D. Struth                           Treasurer and Director            March 30, 2000
       ---------------------------------             (Principal Financial and
       David D. Struth                               Accounting Officer)

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on March 30, 2000.


                                        UPSHUR PROPERTY, INC.


                                        By: /s/ David D. Struth
                                            --------------------------------
                                            Title:  Treasurer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


                Signature                                     Title                        Date
                ---------                                     -----                        ----
       /s/ Jeffrey P. Kelley                         President and Director            March 30, 2000
       ---------------------------------             (Principal Executive Officer)
       Jeffrey P. Kelley


       /s/ David D. Struth                           Treasurer and Director            March 30, 2000
       ---------------------------------             (Principal Financial and
       David D. Struth                               Accounting Officer)

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on March 30, 2000.


                                        VANTRANS, INC.


                                        By: /s/ David D. Struth
                                            --------------------------------
                                            Title:  President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


                Signature                                     Title                        Date
                ---------                                     -----                        ----
       /s/ P. Bruce Sparks                           Director                          March 30, 2000
       ---------------------------------
       P. Bruce Sparks


       /s/ David D. Struth                           President, Treasurer and          March 30, 2000
       ---------------------------------             Director (Principal Executive,
       David D. Struth                               Financial and Accounting
                                                     Officer)

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on March 30, 2000.


                                       VINDEX ENERGY CORPORATION


                                       By:  /s/ David D. Struth
                                            --------------------------------
                                            Title:  Treasurer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


                Signature                                     Title                        Date
                ---------                                     -----                        ----
       /s/ Gerald Peacock                            President and Director            March 30, 2000
       ---------------------------------             (Principal Executive Officer)
       Gerald Peacock


       /s/ David D. Struth                           Treasurer and Director            March 30, 2000
       ---------------------------------             (Principal Financial and
       David D. Struth                               Accounting Officer)

                             ANKER COAL GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                  EXHIBIT INDEX

Exhibit
No.                                                                 Description
---                     -------------------------------------------------------------------------------------------------------
3.1                     Amended and Restated Certificate of Incorporation of Anker Coal Group, Inc. (Anker) (b)

3.2                     First Restated and Amended Bylaws of Anker (b)

3.2.2                   Amendment No. 1 to First Restated and Amended Bylaws of Anker (h)

3.2.3                   Amendment No. 2 to First Restated and Amended Bylaws of Anker (h)

3.5                     Certificate of Designation, Preferences and Rights of Class C Preferred Stock of Anker (a)

3.6                     Certificate of Designation, Preferences and Rights of Class D Preferred Stock of Anker (a)

3.7                     Certificate of Incorporation of Anker Group, Inc. (b)

3.8                     Bylaws of Anker Group, Inc. (b)

3.9.1                   Certificate of Incorporation of Anker Energy Corporation (b)

3.9.2                   Certificate of Ownership and Merger merging Anker Mining and Development Co., Inc. into Anker Energy
                        Corporation (b)

3.9.3                   Certificate of Merger of Energy Resource Management Services, Inc. into Anker Energy Corporation (b)

3.10                    Bylaws of Anker Energy Corporation (b)

3.11                    Articles of Incorporation of Bronco Mining Company, Inc. (b)

3.12                    Bylaws of Bronco Mining Company, Inc. (b)

3.13                    Articles of Incorporation of Anker Power Services, Inc. (b)

3.14                    Bylaws of Anker Power Services, Inc. (b)

3.15.1                  Articles of Incorporation of Anker West Virginia Mining Company, Inc. (b)

3.15.2                  Articles of Merger of Anker West Virginia Mining Company, Inc. and Advantage Energy Corporation (b)

3.15.3                  Articles of Merger of Anker West Virginia Mining Company, Inc. and Beckley Smokeless Limited Liability
                        Company (b)

3.15.4                  Articles of Merger of Anker West Virginia Mining Company, Inc. and Pine Valley Coal Company, Inc. (b)

3.15.5                  Articles of Merger of Anker West Virginia Mining Company, Inc. and Spruce Fork Coal Company, Inc. (b)

3.16                    Bylaws of Anker West Virginia Mining Company, Inc. (b)

3.17                    Articles of Incorporation of Juliana Mining Company, Inc. (b)

3.18                    Bylaws of Juliana Mining Company, Inc. (b)

3.19.1                  Articles of Incorporation of King Knob Coal Co., Inc. (b)

3.19.2                  Articles of Merger of Brook Coal Company into King Knob Coal Co., Inc. (b)

3.19.3                  Articles of Merger of King Aviation Inc. into King Knob Coal Co., Inc. (b)

3.19.4                  Articles of Merger of Peaser Branch Coal Company into King Knob Coal Co., Inc. (b)

3.19.5                  Articles of Merger of Sparta Mining Company, Inc. into King Knob Coal Co., Inc. (b)

3.20                    Bylaws of King Knob Coal Co., Inc. (b)

3.21                    Certificate of Incorporation of Vantrans, Inc. (b)

3.22                    Bylaws of Vantrans, Inc. (b)

3.23                    Articles of Incorporation of Melrose Coal Company, Inc. (b)

3.24                    Bylaws of Melrose Coal Company, Inc. (b)

3.25.1                  Certificate of Incorporation of Marine Coal Sales Company (b)

3.25.2                  Certificate of Merger of Leflore Energy Corporation into Marine Coal Sales Company (b)

3.26                    Bylaws of Marine Coal Sales Company (b)

3.27                    Articles of Incorporation of Hawthorne Coal Company, Inc. (b)

3.28                    Bylaws of Hawthorne Coal Company, Inc. (b)

3.29                    Certificate of Incorporation of Upshur Property, Inc. (b)

3.30                    Bylaws of Upshur Property, Inc. (b)

3.31                    Articles of Incorporation of Heather Glen Resources, Inc. (b)

3.32                    Bylaws of Heather Glen Resources, Inc. (b)

3.33                    Articles of Incorporation of New Allegheny Land Holding Company, Inc. (b)

3.34                    Bylaws of New Allegheny Land Holding Company, Inc. (b)

3.35.1                  Articles of Incorporation of Patriot Mining Company, Inc. (b)

Exhibit
No.                                                                 Description
---                     -------------------------------------------------------------------------------------------------------
3.35.2                  Articles of Merger of Ajax Mining Company, Inc. into Patriot Mining Company, Inc. (b)

3.35.3                  Articles of Merger of Sandy Creek Land Company, Inc. into Patriot Mining Company, Inc. (b)

3.36                    Bylaws of Patriot Mining Company, Inc. (b)

3.37                    Articles of Incorporation of Vindex Energy Corporation (b)

3.38                    Bylaws of Vindex Energy Corporation (b)

3.39                    Articles of Incorporation of Anker Virginia Mining Company, Inc. (b)

3.40                    Bylaws of Anker Virginia Mining Company, Inc. (b)

3.41                    Articles of Incorporation of Simba Group, Inc. (i)

3.42                    Bylaws of Simba Group, Inc. (i)

4.1                     Indenture for 14.25% Second Priority Senior Secured Notes Due 2007 (PIK through April 1, 2000), dated as of October 1, 1999, including form of Notes (i)

10.1                    Stockholders Agreement among Anker Coal Group, Inc., John J. Faltis, JJF Group Limited Liability Company,
                        P. Bruce Sparks, PPK Group Limited Liability Company, Anker Holding B.V., First Reserve Corporation,
                        American Oil & Gas Investors, Limited Partnership, AMGO II, Limited Partnership, First Reserve Fund VI,
                        Limited Partnership and First Reserve Fund VII, Limited Partnership, dated as of August 12, 1996 (a)

10.2                    Employment Agreement between P. Bruce Sparks, Anker Energy Corporation and Anker Coal Group, dated August
                        1, 1996 (b)

10.3                    Anker Coal Group, Inc. Omnibus Stock Incentive Plan (b)

10.4                    Form of Restricted Stock Award Agreement (b)

10.5                    Form of Stock Option Grant Agreement (b)

10.6                    Asset Purchase Agreement among Oak Mountain Energy, L.L.C., Oak Mountain Energy Corporation, *Boone
                        Resources, Inc., Kodiak Coal,  Inc., Cahaba Coal Engineering & Land Surveying, Inc., Coal Handling and
                        Processing, Inc., Mountaineer Management, Inc. and Jimmie R. Ryan and Duane Stranahan, Jr., dated February
                        20, 1997 (b)

10.7.1                  Operating Agreement of Oak Mountain Energy, L.L.C., dated February 20, 1997 (b)

10.7.2                  Amendment No. 1 to Operating Agreement of Oak Mountain Energy, L.L.C., dated April 9, 1997 (b)

10.8.1                  Operating Agreement of Shelby Energy Group, L.L.C., dated February 20, 1997 (b)

10.8.2                  Amendment No. 1 to Operating Agreement of Shelby Energy Group, L.L.C., dated April 9, 1997 (b)

10.9                    Registration Rights Agreement, dated as of August 12, 1996, by and among Anker Coal Group, Inc., JJF Group
                        Limited Liability Company, PPK Group Limited Liability Company, Anker Holding, B.V., American Oil and Gas
                        Investors, Limited Partnership, AMGO II, Limited Partnership, First Reserve Fund V, Limited Partnership,
                        First Reserve Fund V-2, Limited Partnership, First Reserve Fund, VI, Limited Partnership, and First
                        Reserve Fund VII, Limited Partnership (b)

10.10                   Stock Purchase Warrant, dated as of August 12, 1996 (b)

10.11                   Loan and Security Agreement dated as of November 21, 1998, among certain subsidiaries of Anker Coal Group,
                        Inc., Foothill Capital Corporation and others (d)

10.12                   Amendment No. 1 to Loan Documents dated as of August 4, 1999 amending the Loan and Security Agreement, dated as of November 21, 1998 by and among certain Subsidiaries of Anker Coal Group, Inc., certain financial institutions party thereto and Foothill Capital Corporation, as agent  (g)

10.13                   Amendment No. 2 to Loan Documents dated as of August 26, 1999, amending the Loan and Security Agreement, dated as of November 21, 1998, by and among certain Subsidiaries of Anker Coal Group, Inc., certain financial institutions party thereto and Foothill Capital Corporation, as agent. (f)

10.14                   Registration Rights Agreement, dated as of October 26, 1999, between Anker, the Guarantors listed on
                        Schedule A thereto and the Purchasers and Exchanging Noteholders listed on Schedule B thereto (i)

10.15                   Exchange and Purchase Agreement, dated as of October 26, 1999, by and among Anker, the Guarantors listed on Schedule I thereto, the Exchanging Noteholders listed on Schedule III thereto and the Purchaser listed on Schedule II thereto (i)

10.16                   JJF Group Exchange Agreement, dated as of October 26, 1999, by and among Anker, the Guarantors listed on
                        Schedule I thereto and JJF Group Limited Liability Company (JJF Group) (i)

10.17                   Termination and Cancellation Agreement, dated as of October 26, 1999, by and between Anker and JJF Group (i)

10.18                   Supplemental Indenture, dated as of October 1, 1999, amending and supplementing the Indenture dated as of
                        September 25, 1997 for 9-3/4% Senior Notes Due 2007 by and among Anker, the Guarantors signatory thereto

Exhibit
No.                                                                 Description
---                     -------------------------------------------------------------------------------------------------------
                        and HSBC Bank USA (formerly known as Marine Midland Bank), as Trustee(i)

10.19                   Form of Stock Purchase Warrant(i)

10.20                   Warrant Agreement, dated as of October 26, 1999, by and between Anker and The Bank of New York, as Warrant
                        Agent (i)

10.21                   Common Stock Registration Rights Agreement, dated as of October 26, 1999, by and among Anker and the
                        Exchanging Noteholders and Purchaser signatory thereto (i)

10.22                   Investor Agreement, dated as of October 26, 1999, by and among Anker and the Holders of Warrant Shares named therein (i)

10.23                   Intercreditor Agreement, dated as of October 1, 1999, by and between Foothill Capital Corporation
                        (Foothill) and The Bank of New York, as Collateral Agent (i)

10.24                   Consent and Amendment No. 3 to Loan Documents, dated as of October 1, 1999 by Foothill, the Borrowers and the Lender Group (i)

10.25                   Option Agreement, dated as of October 1, 1999, between Foothill Capital Corporation and Rothschild
                        Recovery Fund L.P. (i)

10.26                   General Security Agreement, dated as of October 1, 1999, by and among Anker, The Bank of New York, as
                        Trustee and Collateral Agent, and the Guarantors signatory thereto (i)

10.27                   Pledge and Security Agreement, dated as of October 1, 1999, among the entities set forth on Schedule A thereto, in favor of The Bank of New York, as Trustee (i)

10.28                   Pledge and Security Agreement, dated as of October 1, 1999, by Anker West Virginia Mining Company, Inc. in
                        favor of The Bank of New York, as Trustee (i)

10.29                   Contract Mining Agreement dated as of June 25, 1999 by and between Anker West Virginia Mining Company,
                        Inc. ("AWVMC") and Baylor Mining, Inc. for contract mining services to be provided at the underground coal mining operation and related surface facilities in Raleigh County, West Virginia, known as the "BayBeck
                        Mine."* (g)

10.30                   Contract Mining Agreement dated as of June 24, 1999 by and between AWVMC and BJM Coal Company for contract mining services to be provided in connection with coal reserves in the Middle Kittanning seam in Upshur
                        County, West Virginia.* (g)

10.31                   Contract Mining Agreement dated as of April 9, 1999 by and between AWVMC and Steyer Fuel, Inc. for contract mining services to be provided at the underground mining operation in the Bakerstown seam of coal in Garrett County, Maryland, known as the "Steyer Mine."* (g)

10.32                   Contract Mining Agreement, dated May 5, 1999, between Anker West Virginia Mining Company, Inc. ("AWVMC")
                        and Wayne Processing, Inc. ("Independent Contractor"), for contract mining services to be provided by
                        Independent Contractor at the underground coal mining operation in Upshur County, West Virginia, known as the "Spruce Mine No. 1." *(e)

10.33                   Contract Mining Agreement, dated May 5, 1999, between AWVMC and Wayne Processing, Inc. ("Independent
                        Contractor"), for contract mining services to be provided by Independent Contractor at the underground coal mining operation in Barbour County, West Virginia, known as the "Spruce Mine."*(e)

10.34                   Employment Agreement dated as of May 1, 1999 by and between Anker Energy Corporation and William D.
                        Kilgore (g)

10.35                   Put Agreement dated as of August 25, 1998 between Anker Coal and JJF Group Limited Liability Company (c)

10.36                   Coal Sales Agreement, dated as of October 22, 1999, by and between Anker Energy Corporation and AK Steel
                        Corporation* (i)

10.37                   Coal Supply Agreement by and among Anker Energy Corporation, AWVMC, Juliana Mining Company, Inc. and
                        Potomac Electric Power Company* (i)

10.38                   Coal Sales Agreement dated as of September 15, 1989 by and between Anker Energy Corporation and Morgantown
                        Energy Associates* (i)

10.39                   Coal Supply Agreement dated April 1, 1992 between Anker Energy Corporation and Keystone Energy Service
                        Company, L.P.* (i)

10.40                   Coal Supply and Services Agreement dated as of December 1, 1990 between Anker Energy Corporation and ER&L
                        Thames, Inc.* (i)


----------------

      * A portion of the exhibit, as indicated therein, has been redacted pursuant to a request for confidential treatment filed with the Commission.

Exhibit
No.                                                                 Description
---                     -------------------------------------------------------------------------------------------------------
21                      List of Subsidiaries of Anker (i)

27                      Financial Data Schedule


(a) Incorporated by reference from the registrant's Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-39643) first filed with the Commission on January 12, 1998.

(b) Incorporated by reference from the registrant's Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-39643) first filed with the Commission on February 10, 1998.

(c) Incorporated by reference from the registrant's Form 8-K filed with the Commission on September 22, 1998.

(d) Incorporated by reference from the registrant's Form 8-K filed with the Commission on December 10, 1998.

(e) Incorporated by reference from the registrant's Form 8-K filed with the Commission on June 7, 1999.

(f) Incorporated by reference from the registrant's Form 8-K filed with the Commission on August 27, 1999.

(g) Incorporated by reference from the registrant's Form 10-Q filed with the Commission on August 16, 1999.

(h) Incorporated by reference from the registrant's Form 10-Q filed with the Commission on November 15, 1999.

(i) Incorporated by reference from the registrant's Registration Statement on Form S-4 (File No. 333-92067) first filed with the Commission on December 3, 1999.