Form 10-Q
period 2000-03-31
ANKER COAL GROUP INC
filed 2000-05-12
CIK 1022356

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------


                                    FORM 10-Q

                               -------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 333-39643

                             ANKER COAL GROUP, INC.
             (Exact Name Of Registrant As Specified in Its Charter)


            Delaware                                    52-1990183
  -------------------------------           -----------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)



                              2708 Cranberry Square
                         Morgantown, West Virginia 26508
                    ----------------------------------------
                    (Address Of Principal Executive Offices)



                                 (304) 594-1616
              ----------------------------------------------------
              (Registrant's telephone number, including area code)





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate the number of outstanding shares of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $0.01 per share par value 7,083 shares (May 8, 2000)

                    TABLE OF ADDITIONAL REGISTRANT GUARANTORS

                                                 JURISDICTION OF        I.R.S. EMPLOYER       ADDRESS AND TELEPHONE NUMBER
     EXACT NAME OF REGISTRANT GUARANTOR          INCORPORATION OR        IDENTIFICATION        OF REGISTRANT GUARANTOR'S
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

Simba Group, Inc.                                    Delaware              55-0753900       2708 Cranberry Square
                                                                                            Morgantown, West Virginia 26508
                                                                                            (304) 594-1616

Upshur Property, Inc.                                Delaware              95-4484172       2708 Cranberry Square
                                                                                            Morgantown, West Virginia 26508
                                                                                            (304) 594-1616

Vantrans, Inc.                                       Delaware              22-2093700       2708 Cranberry Square
                                                                                            Morgantown, West Virginia 26508
                                                                                            (304) 594-1616

Vindex Energy Corporation                         West Virginia            55-0753903       2708 Cranberry Square
                                                                                            Morgantown, West Virginia 26508
                                                                                            (304) 594-1616

                             ANKER COAL GROUP, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000



                                TABLE OF CONTENTS

                                     PART I

ITEM I.  FINANCIAL STATEMENTS

                  Consolidated Statements of Operations - Three Months
                           Ended March 31, 2000 and 1999...........................................................1

                  Consolidated Balance Sheets -
                           March 31, 2000 and December 31, 1999....................................................2

                  Consolidated Statements of Cash Flows - Three Months
                           Ended March 31, 2000 and 1999...........................................................3

                  Notes to Consolidated Financial Statements.......................................................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..............................................................4-8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................................9


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.........................................................................................9

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.................................................................9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................................9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................................9

ITEM 5.  OTHER INFORMATION.........................................................................................9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................................9

SIGNATURE PAGES....................................................................................................10-28



                   NOTE CONCERNING FORWARD-LOOKING INFORMATION

This report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding our intent, belief or current expectations for performance, our ability to continue to implement our business plan or related industry developments. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Readers are further cautioned that our actual results, levels of activity, performance or achievements, or industry results may differ materially from those described or implied in the forward-looking statements as a result of various factors, many of which are beyond our control. These factors include, but are not limited to: general economic and business conditions; our ability to continue to implement our business plan and achieve anticipated coal production levels and cost savings; the availability of liquidity and capital resources; our ability to secure new mining permits; changes in the coal production and electricity generation industries; weather; adverse geologic conditions; variations in coal seam thickness; variations in rock and soil overlying the coal deposit; risks inherent in mining; a disruption in or an increase in the cost of transportation services; renewal or non-renewal of our long-term coal supply contracts; early modification or termination of our long-term coal supply contracts; competition within the coal production and electricity generation industries; regulatory uncertainties; price fluctuations; and labor disruptions. In addition to these factors, our business is subject to other risks. For a description of these risks, please see Amendment No. 2 to Form S-4 (Registration No. 333-92067) filed with the Securities and Exchange Commission on February 4, 2000.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                  THREE MONTHS
                                                                      ENDED
                                                                     MARCH 31,
                                                               2000             1999
                                                             --------         --------
                                                                    (unaudited)

Coal sales and related revenue                               $ 57,809         $ 56,952

Expenses:
     Cost of operations and selling expenses                   50,404           50,334
     Depreciation, depletion and amortization                   4,428            4,392
     General and administrative                                 1,625            1,935
     Financial restructuring fees                                 436               --
     Non-recurring charges                                        158               --
                                                             --------         --------
          Total expenses                                       57,051           56,661
                                                             --------         --------

          Operating income                                        758              291

Interest                                                       (4,055)          (3,625)
Other income, net                                                 942              590
                                                             --------         --------

          Loss before income taxes                             (2,355)          (2,744)

Income tax benefit                                                150              200
                                                             --------         --------

          Net loss                                             (2,205)          (2,544)

Less mandatorily redeemable preferred stock dividends            (370)            (352)
Less mandatorily redeemable preferred stock accretion            (150)            (150)
                                                             --------         --------

          Net loss available to common stockholders          $ (2,725)        $ (3,046)
                                                             ========         ========



                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                ASSETS
                                                                                           MARCH 31,        DECEMBER 31,
                                                                                             2000               1999
                                                                                           ---------         ---------
                                                                                          (unaudited)
Current assets:
     Cash and cash equivalents                                                             $       5         $       7
     Accounts receivable:
          Trade                                                                               19,640            21,696
          Affiliates                                                                              56                41
     Inventories                                                                               2,625             3,169
     Current portion of long-term notes receivable                                               633               608
     Prepaid expenses and other                                                                2,635             2,593
     Deferred income taxes                                                                     4,645             4,645
                                                                                           ---------         ---------
          Total current assets                                                                30,239            32,759

Properties:
     Coal lands and mineral rights                                                            63,708            62,135
     Machinery and equipment                                                                  72,255            72,199
                                                                                           ---------         ---------
                                                                                             135,963           134,334
     Less allowances for depreciation, depletion and amortization                             41,199            37,956
                                                                                           ---------         ---------
                                                                                              94,764            96,378
Other assets:
     Assets held for sale                                                                      9,000             9,000
     Advance minimum royalties                                                                 6,601             6,122
     Goodwill, net of accumulated amortization of $4,488 and $4,094 in 2000
          and 1999, respectively                                                              19,601            19,995
     Other intangible assets, net of accumulated amortization of $1,828 and $1,614
          in 2000 and 1999, respectively                                                       5,084             5,298
     Notes receivable                                                                          3,085             3,102
     Other assets                                                                              5,351             5,597
     Deferred income taxes                                                                       852               702
                                                                                           ---------         ---------
          Total assets                                                                     $ 174,577         $ 178,953
                                                                                           =========         =========
                                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable:
          Trade                                                                            $   9,499         $   9,932
          Affiliates                                                                             515               667
     Cash overdraft                                                                               47                83
     Accrued interest                                                                            134               537
     Accrued expenses and other                                                                6,395             8,784
     Accrued leasehold termination                                                             3,138             3,726
     Accrued reclamation expenses                                                              2,486             3,502
     Current maturities of long-term debt                                                      2,143             2,309
                                                                                           ---------         ---------
          Total current liabilities                                                           24,357            29,540

Long-term debt                                                                               165,023           161,489
Other liabilities:
     Accrued reclamation expenses                                                             16,874            16,913
     Other                                                                                     5,781             6,264
                                                                                           ---------         ---------
          Total liabilities                                                                  212,035           214,206

Commitments and contingencies                                                                     --                --

Mandatorily redeemable preferred stock                                                        27,116            26,596

Stockholders' deficit:
     Preferred stock                                                                          23,000            23,000
     Common stock                                                                                 --                --
     Paid-in capital                                                                          52,486            52,486
     Paid-in capital - common stock warrants                                                      --                --
     Treasury stock                                                                           (5,100)           (5,100)
     Accumulated deficit                                                                    (134,960)         (132,235)
                                                                                           ---------         ---------
          Total stockholders' deficit                                                        (64,574)          (61,849)
                                                                                           ---------         ---------
          Total liabilities and stockholders' deficit                                      $ 174,577         $ 178,953
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

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                            THREE MONTHS
                                                                                ENDED
                                                                               MARCH 31,
                                                                         2000             1999
                                                                       --------         --------
                                                                              (UNAUDITED)
Cash flows from operating activities:
    Net loss                                                           $ (2,205)        $ (2,544)
          Adjustments to reconcile net loss to net
               cash provided by operating activities:
          Depreciation, depletion and amortization                        4,428            4,392
          Amortization of discount on senior notes                           63               --
          Amortization of unrealized gain on debt restructuring            (608)              --
          Deferred taxes                                                   (150)              --
          Gain (loss) on sale of property, plant and equipment               15              (33)
          Debt issuance costs related to debt restructuring                 436               --
          Changes in operating assets and liabilities:
               Accounts receivable                                        2,041            5,215
               Inventories, prepaid expenses and other                      502           (3,262)
               Advance minimum royalties                                   (479)            (967)
               Accounts payable, accrued expenses and other                (700)           1,028
                                                                       --------         --------
                    Net cash provided by operating activities          $  3,343         $  3,829
                                                                       --------         --------

Cash flows from investing activities:
     Purchases of properties                                           $ (2,516)        $ (2,858)
     Proceeds from sales of property, plant and equipment                   411              144
     Payments received on notes receivable                                   17              411
     Issuance of notes receivable                                           (25)              --
     Other assets                                                           130             (126)
                                                                       --------         --------
                    Net cash used in investing activities              $ (1,983)        $ (2,429)
                                                                       --------         --------

Cash flows from financing activities:
     Proceeds from revolving line of credit and long-term debt         $ 25,305         $ 64,055
     Principal payments on revolving line of credit and
          long-term debt                                                (26,007)         (65,305)
     Cash overdraft                                                         (36)              93
     Debt issuance costs                                                   (624)            (250)
                                                                       --------         --------
                    Net cash used in financing activities              $ (1,362)        $ (1,407)
                                                                       --------         --------

Decrease in cash and cash equivalents                                  $     (2)        $     (7)

Cash and cash equivalents at beginning of period                              7               15
                                                                       --------         --------
Cash and cash equivalents at end of period                             $      5         $      8
                                                                       ========         ========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ACCOUNTING POLICIES

         The unaudited interim consolidated financial statements of Anker Coal Group, Inc. and its subsidiaries (the Company) presented herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. These unaudited interim consolidated financial statements should be read in conjunction with the other disclosures contained herein and with our audited consolidated financial statements and notes thereto contained in our Form 10-K for the year ended December 31, 1999. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire fiscal year.

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

3. INVENTORIES

         Coal inventories are stated at the lower of average cost or market and amounted to approximately $2.4 million and $2.9 million at March 31, 2000 and December 31, 1999, respectively. Supply inventories are stated at the lower of cost (first in, first out) or market and amounted to approximately $211,000 and $241,000 at March 31, 2000 and December 31, 1999, respectively.

4. SUBSIDIARY GUARANTEES

         Anker Coal Group, Inc. is a holding company with no assets other than the investments in its subsidiaries. Our 14.25% Series B Second Priority Senior Secured Notes Due 2007 (PIK (paid-in-kind) through April 1, 2000) are guaranteed by all of our subsidiaries. Our subsidiaries are all wholly-owned subsidiaries and have fully and unconditionally guaranteed the 14.25% notes on a joint and several basis. Accordingly, we have determined that the presentation of condensed financial information is not material to investors since all of our subsidiaries guarantee the 14.25% notes.

5. COMMITMENTS AND CONTINGENCIES

         We are a party to various lawsuits and claims incidental to our business. While it is not possible to predict accurately the outcome of these matters, except for matters previously disclosed by us, we do not believe that these actions will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

6. RECLASSIFICATIONS

         Certain amounts have been reclassified in prior year financial statements to conform with current year presentations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOWS

         Our cash and cash equivalents remained relatively constant from December 31, 1999 to March 31, 2000. During the three month period ended March 31, 2000, we generated cash from our operations of $3.3 million. These funds were provided primarily from cash generated by the collection of accounts receivable of $2.0 million and net income before depreciation, depletion and amortization of $2.2 million, offset by payments against accounts payable, accrued expenses and other expenses of $700,000 and payments of royalties of $479,000.

         We used $2.0 million in our investing activities by purchasing $2.5 million of properties, offset by $540,000 generated from the sale of properties and other assets.

         We used $1.4 million in our financing activities. These funds were primarily used to make required principal payments of $536,000 on our term loan, required payments of $166,000 on our other long-term debt and $624,000 of financial restructuring fees.

         LONG-TERM DEBT

         We have two long-term debt facilities. The first is a loan and security agreement dated November 21, 1998 with Foothill Capital Corporation, as agent, and other lenders. Our loan agreement with Foothill provides us with a credit facility of up to $55.0 million. This facility consists of a commitment for a $40.0 million working capital revolver and a term loan with an original principal amount of $15.0 million. Commitments under the credit facility will expire in 2002. The credit facility is secured by substantially all of our present and future assets.

         Borrowing availability under the working capital revolver is limited to 85% of eligible accounts receivable and 65% of eligible inventory. Borrowings under the revolver bear interest, at our option, at either 1% above the prime interest rate or at 3 3/4% above the adjusted Eurodollar rate. The term loan bears interest at 2 1/2% above the prime interest rate and is payable in monthly installments of principal and interest through 2002.

         The outstanding balance of the term loan was $12.9 million and $12.1 million as of December 31, 1999 and April 30, 2000, respectively. The decrease in the outstanding balance of the term loan resulted from making the scheduled monthly installment payments. As of April 30, 2000, we had no borrowings under the working capital revolver. However, we did use the revolver during the quarter from time to time, and the maximum outstanding balance of the revolver during the period was $2.7 million. Availability under the working capital revolver was approximately $17.2 million and $15.0 million as of December 31, 1999 and April 30, 2000, respectively. The decline in availability is attributable to lower coal production and coal shipments and the exclusion from our borrowing base of an additional $576,000 of an account receivable due to a concentration limitation in our loan agreement. We are currently working with Foothill to increase the concentration limitation for this and other accounts in order to maximize our future borrowing availability. Future changes in coal production and shipments and the resulting changes in inventory and accounts receivable will impact future revolving credit availability.

         The loan agreement with Foothill contains covenants that, among other matters, restrict or limit our ability to pay interest and dividends, incur indebtedness, acquire or sell assets and make capital expenditures. In particular, the loan agreement requires that we maintain specified minimum levels of earnings before interest, taxes, depreciation and amortization, referred to as EBITDA, as defined in the loan agreement, during the term of the loan. Beginning with the fiscal quarter ending March 31, 2000, and for each subsequent fiscal quarter, we must have EBITDA of at least $12.0 million at the end of each fiscal quarter for the immediately preceding four fiscal quarters. For the four fiscal quarters ended March 31, 2000, our EBITDA, as defined in the loan agreement, was $14.9 million.

         In addition to the EBITDA requirement, the loan agreement with Foothill prohibits us from making capital expenditures in any fiscal year in excess of $12.0 million. The loan agreement also provides that, in order to advance funds to the guarantors and us, the borrowers under the loan agreement must have borrowing availability of at least $5.0 million after giving effect to the advances and for the 30 days immediately preceding the advances. That borrowing availability must be at least $10.0 million if the advanced funds are to be used to prepay or purchase our 14.25% notes. As of April 30, 2000, borrowing availability under the loan agreement was approximately $15.0 million. With respect to the term loan, in addition to regularly scheduled installment principal and interest payments, the loan agreement requires that we apply the first $5.0 million of proceeds from designated asset sales to the repayment of the term loan. As of April 30, 2000, no amounts had been applied to the $5.0 million requirement. Proceeds used to repay the term loan cannot be reborrowed.

         Our second long-term debt facility is the indenture governing our 14.25% notes. As of April 30, 2000, the principal amount outstanding under our 14.25% notes was approximately $126.7 million, which includes approximately $8.4 million principal amount of our 14.25% notes which we issued in lieu of paying the April 1, 2000 interest payment in cash. This $8.4 million is included in long-term debt at March 31, 2000 in the consolidated balance sheet, reflecting the nature of the April 1, 2000 transaction which issued additional debt for this amount which was previously reflected as accrued interest. Additionally, $3.8 million of what was previously recorded as accrued interest at December 31, 1999 was also reclassified as long-term debt. The indenture contains covenants that restrict or limit our ability to, among other things, sell assets, pay dividends, redeem stock and incur additional indebtedness. Under the indenture, we may not sell assets unless we receive fair market value and at least 75% of the consideration is in cash or assets to be used in our coal mining business. The indenture also limits our ability to use asset sale proceeds. Specifically, the indenture permits us to use the first $1.0 million of asset sale proceeds for general corporate purposes. We may use proceeds in excess of $1.0 million for permitted purposes, including retiring senior secured debt and making capital expenditures. To the extent we do not use asset sale proceeds in excess of $1.0 million for permitted purposes, we must use 60% of those proceeds to redeem notes. We may use the remaining 40% for general corporate purposes. The indenture also prohibits us from making restricted payments, such as cash dividends and stock redemptions, unless several requirements are met. Except for permitted debt, which includes senior debt up to $55.0 million, debt existing as of October 1, 1999, indebtedness represented by capital lease obligations, mortgage financings or purchase money obligations, and other specified debt, the indenture prohibits us from incurring additional indebtedness unless we meet a fixed charge ratio test.

         We are currently in compliance with the covenants and restrictions in the loan agreement with Foothill, as discussed above, as well as the indenture governing the 14.25% notes. In the event we were to fail to be in compliance with any one or more of the covenants under our loan agreement with Foothill, Foothill would have various rights and remedies which it could exercise, including the right to (1) prohibit us from borrowing under the revolving credit facility, (2) accelerate all outstanding borrowings and (3) foreclose on the collateral securing the loan. Similarly, if we were not in compliance with the covenants in the indenture, if we defaulted on a payment of our other senior secured indebtedness or if our other senior secured indebtedness were accelerated as a result of a default under that indebtedness, including the loan agreement with Foothill, the trustee and the noteholders would have various rights and remedies, including the right to call our outstanding notes and, except as limited by the intercreditor agreement with Foothill, to foreclose on the collateral that secures the 14.25% notes.

         CAPITAL EXPENDITURES AND OTHER COMMITMENTS AND CONTINGENCIES

         We previously budgeted approximately $6.7 million for capital expenditures for 2000. We currently expect to make capital expenditures of approximately $10.4 million in 2000, which exceeds our budget by $3.7 million. Of this additional $3.7 million, $2.6 million relates to additional mine development costs for our Barbour County operations. As discussed in our Form 10-K for the year ended December 31, 1999, our contract miner has encountered adverse roof conditions in the areas which are being developed to reach the western portion of our coal reserve in Barbour County. In order to access this portion of our reserve and to properly develop the mainline entries for the expected life of the mine, we must make these additional capital expenditures. The remaining $1.1 million of the additional $3.7 million of capital expenditures for 2000 relates to buyouts of leased equipment. We expect to pay for all such additional expenditures from operating cash and borrowings under our credit facilities.

         We are required to pay advance minimum royalties under our coal leases. Advance minimum royalties represent payments that we make as the coal lessee to landowners for the right to mine coal from the landowners' property. We expect to make advance minimum royalty payments under our current leases of approximately $4.4 million in 2000; $3.5 million in 2001; $2.6 million in 2002; $2.6 million in 2003; and $2.6 million in 2004.

         We have various office and mining equipment operating lease agreements. The minimum annual rentals for office and mining equipment, including amounts accrued for leasehold termination costs, is expected to be approximately $7.2 million in 2000. Future minimum annual rentals for office and mining equipment, including amounts accrued for leasehold termination costs, is currently expected to be approximately $3.6 million in 2001; $1.8 million in 2002; $503,000 in 2003; and $265,000 in 2004.

         FUTURE LIQUIDITY NEEDS AND DEBT SERVICE REQUIREMENTS

         As noted in the report of our independent accountants for the year ended December 31, 1999, we had significant losses from operations in 1999 and 1998, and we face significant future debt service requirements. Specifically, beginning on October 1, 2000, we must pay all future interest payments on our 14.25% notes in cash. The interest payment on our 14.25% notes due on October 1, 2000 will be approximately $9.0 million. We have the option to raise up to $6.3 million of the funds needed for that purpose by selling additional 14.25% notes to WLR Recovery Fund L.P. (formerly Rothschild Recovery Fund, L.P.). The price of the notes issued to WLR Recovery Fund L.P. will be based on 95% of the average closing bid price of the notes over a specified period of time prior to October 1, 2000. WLR Recovery Fund L.P.'s agreement to purchase the additional 14.25% notes from us is subject to various conditions, including the absence of a material adverse change in our financial condition, results of operations, business, properties or prospects since October, 1999. As a result, we cannot be sure that these funds will be available to us. We are and will continue to evaluate whether or not to exercise this option. We will have to pay the portion of the October 1, 2000 interest payment that is not covered by the sale of additional new notes to WLR Recovery Fund L.P., and all interest payments after October 1, 2000, from operating cash flow, borrowings under credit facilities, asset sale proceeds or other sources.

         In 2001 we will be required to make debt service payments in excess of $21.0 million. In order to meet these debt service obligations, we plan to continue to implement our business plan as discussed in greater detail in our Form 10-K for the year ended December 31, 1999. We believe that we will be able to maintain the cost savings that have been achieved through the use of contract miners at our deep mines, and that these cost savings will improve income from operations (prior to depreciation, depletion and amortization) during the remainder of 2000 and into 2001. Based on our current projections, we expect to meet our debt service requirements in 2001 with cash flow from operations and borrowings under our credit facilities. However, we cannot assure you that we will be able to do this, and we may have to rely on asset sale proceeds and other resources from third parties to meet these obligations. Our ability to pay our debt service is subject to risks and uncertainties, including the risks and uncertainties identified at the outset of this report, and our ability to maintain cost savings and improve income from operations, to increase coal production from our mining operations, and to sell assets.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

         COAL SALES AND RELATED REVENUES. Coal sales and related revenue were $57.8 million for the first quarter ended March 31, 2000 compared to $57.0 million for the first quarter ended March 31, 1999, an increase of 1.4%. This increase is the result of a $3.7 million increase in revenue generated from our brokered coal operations in the first quarter of 2000 compared to the same period in 1999. This additional revenue was achieved primarily through an increase in the volume of brokered coal. The increase in brokered coal revenue was, however, partially offset by a decline in revenues from our company-produced and commission coal operations in the first quarter of 2000 as compared to the first quarter of 1999. The decline in these revenues was primarily due to lower sales volume.

         Coal sales volume declined by approximately 70,000 tons to 2.5 million tons for the quarter ended March 31, 2000, a decrease of 2.8% from the same period in 1999. The decrease in coal sales volume is attributable to a 52,000 ton reduction in the sale of company-produced coal and a 108,000 ton decline in the sale of commission coal, offset by a 90,000 ton increase in the sale of brokered coal. The decrease in the sales volume of company-produced coal was due to lower production, which was attributable primarily to the following:

         o We are no longer producing coal from our Webster County mining complex. During the first quarter of 1999, we produced approximately 187,000 tons from this operation. Production from our Webster County operation ceased in mid-1999 when the reserves in the deep mine were exhausted.

         o Tonnage levels at our Monongalia County surface operations were 119,000 tons lower in the first quarter of 2000. The decline in production from this operation was the result of a planned reduction in the production schedule due to adverse market conditions. We have recently completed new sales contracts for our Monongalia County operations and anticipate that coal production from this operation for 2000 will increase from 1999 levels.

         o Tonnage levels at our Barbour County deep mine were 85,000 tons lower in the first quarter of 2000 due to poor roof conditions as discussed in our Form 10-K for the year ended December 31, 1999. Based on current geological information and the mine plan of our contract miner, the roof conditions should begin to improve late in the third quarter or early in the fourth quarter of 2000. If the roof conditions improve as we currently anticipate, future coal production at this operation should return to expected levels. We cannot assure you that this will occur. If our contract miner is unable to increase production from this mine, continued lower-than-expected production could have an adverse effect on our borrowing availability, liquidity, financial condition and results of operations.

         o Tonnage levels at our Raleigh County deep mine were nearly 66,000 tons lower in the first quarter of 2000 due to a planned reduction in production. We reduced production in response to changing geologic and market conditions and to more effectively mine our remaining reserves. This operation will continue to produce at lower production levels for its remaining life.

        While we experienced reduced production at the mines as described above, tonnage levels during the first quarter of 2000 as compared to the same period in 1999 increased at our deep mine in Garrett County, Maryland and at our deep mining operations in Upshur County, West Virginia. These increases partially offset the production decreases discussed above.

         COST OF OPERATIONS AND SELLING EXPENSES. The cost of operations and selling expenses totaled $50.4 million for the first quarter ended March 31, 2000, compared to $50.3 million for the first quarter ended March 31, 1999, an increase of 0.2%. The per ton cost of operations and selling expenses was $20.28 per ton shipped for the first quarter ended March 31, 2000 compared to $19.71 per ton for the first quarter ended March 31, 1999, an increase of 2.9%. The increase in the cost per ton of coal shipped is primarily related to the 108,000 ton decline of commission coal shipped in the first quarter of 2000 from that shipped in the first quarter of 1999. Because there are no costs of operations associated with commission coal, a decline in the tonnage of commission coal shipped causes the total per ton cost of coal to increase. Adjusting for the tonnage of commission coal shipped in both quarters, the cost per ton of operations and selling expenses for company-produced and brokered coal for the quarter ended March 31, 2000 was $0.42 less than such costs for the quarter ended March 31, 1999, a decrease of 1.7%.


         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization was $4.4 million for both the first quarter ended March 31, 2000 and the first quarter ended March 31, 1999.

         OTHER OPERATING EXPENSES. Other operating expenses for the first quarter ended March 31, 2000 were $2.2 million compared to $1.9 million for the first quarter ended March 31, 1999. Included in other operating expenses are general and administrative expenses, financial restructuring fees and non-recurring charges. General and administrative expenses decreased 15.8%, from $1.9 million for the first quarter ended March 31, 1999 to $1.6 million for the same period in 2000. This decrease resulted from the elimination of certain overhead costs associated with the use of contract miners at our deep mining operations. Financial restructuring fees of $436,000 were recorded in the first quarter ended March 31, 2000 related to the restructuring of our senior notes. We also recorded $158,000 of non-recurring severance charges in the first quarter of 2000 related to management changes.

         INTEREST EXPENSE. Interest expense was $4.1 million for the first quarter ended March 31, 2000 compared to $3.6 million for the first quarter ended March 31, 1999, an increase of 13.9%. The increase in interest expense was due to our financial restructuring. The additional interest related to the financial restructuring was partially offset by a reduction in interest expense recorded under our revolving credit facility.

         OTHER INCOME. Other income includes interest, gain or loss on sale of fixed assets, royalties and miscellaneous. Other income for the quarter ended March 31, 2000 was approximately $942,000 compared to $590,000 for the same quarter of 1999, an increase of approximately 59.7%. This increase is primarily attributable to an increase in royalty income generated from coal properties we lease to third parties.

         INCOME TAXES. An income tax benefit of $150,000 was recorded for the first quarter ended March 31, 2000 to reflect the expected utilization of net operating loss carryforwards against taxable income resulting from the recognition of cancellation of indebtedness income. A valuation allowance had previously been established for such net operating loss carryforwards. An income tax benefit of $200,000 was recorded for the first quarter ended March 31, 1999. The income tax benefit, or provision, for the period is based on the effective tax rate expected to be applicable for the full year. The Company has established a full valuation allowance on the remaining net operating loss carryforwards and capital loss carryforwards because the realization of these assets is uncertain.

         NET LOSS. For the first quarter ended March 31, 2000, our net loss was $2.2 million compared to a net loss of $2.5 million for the first quarter ended March 31, 1999, a decrease of approximately 12.0%.

DIVIDEND RESTRICTIONS AFFECTING SUBSIDIARIES

         As of March 31, 2000, there were no restrictions affecting the ability of the subsidiaries guaranteeing our notes to make distributions to us or other subsidiaries, except for restrictions in our loan agreement with Foothill and those restrictions provided by law generally, such as the requirement of adequate capital to pay dividends under corporate law. The loan agreement with Foothill provides that, in order to advance funds to us, the borrowers under the loan agreement must have borrowing availability of at least $5.0 million after giving effect to the advances of funds (or $10.0 million if advances are for prepayment or purchases of our 14.25% notes). As of April 30, 2000, revolving credit availability under the loan agreement was approximately $15.0 million. Thus, the maximum amount which the borrowers could have advanced to us on that date was approximately $10.0 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Information about market risks for the three-month period ended March 31, 2000 does not differ materially from that discussed in Item 7A of our Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No material litigation has been filed against us during the three months ended March 31, 2000. In addition, there were no material changes during the first quarter in legal proceedings previously disclosed by us.

         As discussed in our Form 10-K for the year ended December 31, 1999, we had paid, in January 2000, $1.6 million in disputed premiums, interest and penalties related to the Coal Industry Retiree Health Benefit Act.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit number 27, Financial Data Schedule, is filed herewith.

(b)      Reports on Form 8-K.

         Form 8-K, dated February 16, 2000, reporting on Item 5, regarding the resignation of our Treasurer and Chief Financial Officer.

         Form 8-K, dated March 14, 2000, reporting on Item 5, regarding the hiring of our Treasurer and Chief Financial Officer.

         Form 8-K, dated March 29, 2000, reporting on Item 5, regarding our 1999 financial results.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ANKER COAL GROUP, INC.


                                           By: /s/ P. Bruce Sparks
                                              --------------------------------
                                              Title: President


                                           By: /s/ David D. Struth
                                              --------------------------------
                                              Title: Treasurer


Dated: May 12, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ANKER ENERGY CORPORATION


                                           By: /s/ P. Bruce Sparks
                                              --------------------------------
                                               Title: President


                                           By: /s/ David D. Struth
                                              --------------------------------
                                               Title: Treasurer


Dated: May 12, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ANKER GROUP, INC.


                                           By: /s/ P. Bruce Sparks
                                              --------------------------------
                                               Title: President


                                           By: /s/ David D. Struth
                                              --------------------------------
                                               Title: Treasurer

Dated: May 12, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ANKER POWER SERVICES, INC.


                                           By: /s/ Richard B. Bolen
                                              --------------------------------
                                               Title: President


                                           By: /s/ David D. Struth
                                              --------------------------------
                                               Title: Treasurer


Dated: May 12, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ANKER VIRGINIA MINING COMPANY, INC.


                                           By: /s/ A. Patrick Leedy
                                              --------------------------------
                                               Title: President


                                           By: /s/ David D. Struth
                                              --------------------------------
                                               Title: Treasurer


Dated: May 12, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ANKER WEST VIRGINIA MINING COMPANY, INC.


                                        By: /s/ Gerald Peacock
                                           -----------------------------------
                                            Title: President


                                        By: /s/ David D. Struth
                                           -----------------------------------
                                            Title: Treasurer


Dated: May 12, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BRONCO MINING COMPANY, INC.


                                           By: /s/ P. Bruce Sparks
                                              ----------------------------------
                                               Title: President


                                           By: /s/ David D. Struth
                                              ----------------------------------
                                               Title: Treasurer


Dated: May 12, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HAWTHORNE COAL COMPANY, INC.


                                           By: /s/ Charles C. Dunbar
                                              ----------------------------------
                                               Title: President


                                           By: /s/ David D. Struth
                                              ----------------------------------
                                               Title: Treasurer


Dated: May 12, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HEATHER GLEN RESOURCES, INC.


                                           By: /s/ Jeffrey P. Kelley
                                              ----------------------------------
                                               Title: President


                                           By: /s/ David D. Struth
                                              ----------------------------------
                                               Title: Treasurer

Dated: May 12, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           JULIANA MINING COMPANY, INC.


                                           By: /s/ Gerald Peacock
                                              ----------------------------------
                                               Title: President


                                           By: /s/ David D. Struth
                                              ----------------------------------
                                               Title: Treasurer


Dated: May 12, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           KING KNOB COAL CO., INC.


                                           By: /s/ David D. Struth
                                              ----------------------------------
                                               Title: President and Treasurer



Dated: May 12, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MARINE COAL SALES COMPANY


                                           By: /s/ Larry F. Kaelin
                                              ----------------------------------
                                               Title: President


                                           By: /s/ David D. Struth
                                              ----------------------------------
                                               Title: Treasurer


Dated: May 12, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MELROSE COAL COMPANY, INC.


                                           By: /s/ David D. Struth
                                              ----------------------------------
                                               Title: President and Treasurer





Dated: May 12, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NEW ALLEGHENY LAND HOLDING COMPANY, INC.


                                        By: /s/ David D. Struth
                                           -------------------------------------
                                            Title: President and Treasurer




Dated: May 12, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PATRIOT MINING COMPANY, INC.


                                           By: /s/ Gerald Peacock
                                              ----------------------------------
                                               Title: President


                                           By: /s/ David D. Struth
                                              ----------------------------------
                                               Title: Treasurer


Dated: May 12, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SIMBA GROUP, INC.


                                           By: /s/ P. Bruce Sparks
                                              ----------------------------------
                                               Title: President


                                           By: /s/ David D. Struth
                                              ----------------------------------
                                               Title: Treasurer


Dated: May 12, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           UPSHUR PROPERTY, INC.


                                           By: /s/ Jeffrey P. Kelley
                                              ----------------------------------
                                               Title: President


                                           By: /s/ David D. Struth
                                              ----------------------------------
                                               Title: Treasurer


Dated: May 12, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           VANTRANS, INC.


                                           By: /s/ David D. Struth
                                              ---------------------------------
                                               Title: President and Treasurer




Dated: May 12, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             VINDEX ENERGY CORPORATION


                                             By: /s/ Gerald Peacock
                                                -------------------------------
                                                 Title: President


                                             By: /s/ David D. Struth
                                                -------------------------------
                                                 Title: Treasurer

Dated: May 12, 2000