Form 10-Q
period 2000-06-30
ANKER COAL GROUP INC
filed 2000-08-14
CIK 1022356

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

                               -------------------

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 333-39643

                             ANKER COAL GROUP, INC.
             ------------------------------------------------------
             (Exact Name Of Registrant As Specified in Its Charter)


               Delaware                                        52-1990183
   -------------------------------                        -------------------
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
              (Registrant's telephone number, including area code)





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No
                                                 -----      -----

     Indicate the number of outstanding shares of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $0.01 per share par value 7,083 shares (August 4, 2000)

                    TABLE OF ADDITIONAL REGISTRANT GUARANTORS

                                               JURISDICTION OF      I.R.S. EMPLOYER     ADDRESS AND TELEPHONE NUMBER OF REGISTRANT
     EXACT NAME OF REGISTRANT GUARANTOR        INCORPORATION OR      IDENTIFICATION                     GUARANTOR'S
        AS SPECIFIED IN ITS CHARTER              ORGANIZATION            NUMBER                 PRINCIPAL EXECUTIVE OFFICES
     ----------------------------------        ----------------     ---------------     ------------------------------------------
Anker Energy Corporation                           Delaware            51-0217205       2708 Cranberry Square
                                                                                        Morgantown, West Virginia 26508
                                                                                        (304) 594-1616
Anker Group, Inc.                                  Delaware            13-2961732       2708 Cranberry Square
                                                                                        Morgantown, West Virginia 26508
                                                                                        (304) 594-1616
Anker Power Services, Inc.                      West Virginia          55-0700346       2708 Cranberry Square
                                                                                        Morgantown, West Virginia 26508
                                                                                        (304) 594-1616
Anker Virginia Mining Company, Inc.                Virginia            54-1867395       2708 Cranberry Square
                                                                                        Morgantown, West Virginia 26508
                                                                                        (304) 594-1616
Anker West Virginia Mining Company, Inc.        West Virginia          55-0699931       2708 Cranberry Square
                                                                                        Morgantown, West Virginia 26508
                                                                                        (304) 594-1616
Bronco Mining Company, Inc.                     West Virginia          22-2094405       2708 Cranberry Square
                                                                                        Morgantown, West Virginia 26508
                                                                                        (304) 594-1616
Hawthorne Coal Company, Inc.                    West Virginia          55-0742562       2708 Cranberry Square
                                                                                        Morgantown, West Virginia 26508
                                                                                        (304) 594-1616
Heather Glen Resources, Inc.                    West Virginia          55-0746946       2708 Cranberry Square
                                                                                        Morgantown, West Virginia 26508
                                                                                        (304) 594-1616
Juliana Mining Company, Inc.                    West Virginia          55-0568083       2708 Cranberry Square
                                                                                        Morgantown, West Virginia 26508
                                                                                        (304) 594-1616
King Knob Coal Co., Inc.                        West Virginia          55-0488823       2708 Cranberry Square
                                                                                        Morgantown, West Virginia 26508
                                                                                        (304) 594-1616
Marine Coal Sales Company                          Delaware            13-3307813       645 West Carmel Drive
                                                                                        Carmel, Indiana  46032
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

                             ANKER COAL GROUP, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000



                                TABLE OF CONTENTS

                                     PART I

ITEM I.  FINANCIAL STATEMENTS

                  Consolidated Statements of Operations - Three and Six Months
                           Ended June 30, 2000 and 1999............................................................1

                  Consolidated Balance Sheets -
                           June 30, 2000 and December 31, 1999.....................................................2

                  Consolidated Statements of Cash Flows - Six Months
                           Ended June 30, 2000 and 1999............................................................3

                  Notes to Consolidated Financial Statements.......................................................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..............................................................4-10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................................10


                                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.........................................................................................11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.................................................................11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................................11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................................11

ITEM 5.  OTHER INFORMATION.........................................................................................11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................................11

SIGNATURE PAGES....................................................................................................12-30


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                  THREE MONTHS                        SIX MONTHS
                                                                      ENDED                              ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                               2000             1999              2000             1999
                                                             --------         --------         ---------         ---------
                                                                       (unaudited)                       (unaudited)
Coal sales and related revenue                               $ 54,842         $ 57,271         $ 112,651         $ 114,223

Expenses:
     Cost of operations and selling expenses                   48,386           53,114            98,790           103,448
     Depreciation, depletion and amortization                   4,457            4,447             8,885             8,839
     General and administrative                                 1,702            2,010             3,327             3,945
     Loss on impairment                                            --            3,461                --             3,461
     Financial restructuring fees                                  85               --               521                --
     Non-recurring charges                                         --               --               158                --
                                                             --------         --------         ---------         ---------
          Total expenses                                       54,630           63,032           111,681           119,693

          Operating income (loss)                                 212           (5,761)              970            (5,470)

Interest, net                                                  (4,213)          (3,854)           (8,268)           (7,479)
Other income, net                                                 795              831             1,737             1,421
                                                             --------         --------         ---------         ---------

          Loss before income taxes                             (3,206)          (8,784)           (5,561)          (11,528)

Income tax benefit                                                430               --               580               200
                                                             --------         --------         ---------         ---------

           Net loss                                            (2,776)          (8,784)           (4,981)          (11,328)

Less mandatorily redeemable preferred stock dividends            (368)            (351)             (738)             (703)
Less mandatorily redeemable preferred stock accretion            (150)            (150)             (300)             (300)
                                                             --------         --------         ---------         ---------
          Net loss available to common
            stockholders                                     $ (3,294)        $ (9,285)        $  (6,019)        $ (12,331)
                                                             ========         ========         =========         =========



                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                              ASSETS
                                                                        JUNE 30,        DECEMBER 31,
                                                                          2000             1999
                                                                        ---------       ------------
Current assets:                                                                 (unaudited)
     Cash and cash equivalents                                          $       5         $       7
     Accounts receivable:
          Trade                                                            19,277            21,696
          Affiliates                                                           56                41
     Inventories                                                            2,508             3,169
     Current portion of long-term notes receivable                            868               608
     Prepaid expenses and other                                             2,813             2,593
     Deferred income taxes                                                  4,645             4,645
                                                                        ---------         ---------
          Total current assets                                             30,172            32,759

Properties:
     Coal lands and mineral rights                                         66,009            62,135
     Machinery and equipment                                               71,556            72,199
                                                                        ---------         ---------
                                                                          137,565           134,334
     Less allowances for depreciation, depletion and amortization          44,162            37,956
                                                                        ---------         ---------
                                                                           93,403            96,378
Other assets:
     Assets held for sale                                                   9,000             9,000
     Advance minimum royalties                                              7,031             6,122
     Goodwill, net of accumulated amortization of
          $4,973 and $4,094 in 2000 and 1999, respectively                 19,116            19,995
     Other intangible assets, net of accumulated amortization of
          $2,045 and $1,614 in 2000 and 1999, respectively                  4,867             5,298
     Notes receivable                                                       3,191             3,102
     Other assets                                                           5,206             5,597
     Deferred income taxes                                                  1,282               702
                                                                        ---------         ---------
          Total assets                                                  $ 173,268         $ 178,953
                                                                        =========         =========
                               LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable:
          Trade                                                         $   8,521         $   9,932
          Affiliates                                                          641               667
     Cash overdraft                                                           556                83
     Accrued interest                                                       4,640               537
     Accrued expenses and other                                             6,409             8,784
     Accrued leasehold termination                                          1,962             3,726
     Accrued reclamation expenses                                           1,485             3,502
     Current maturities of long-term debt                                   2,143             2,309
                                                                        ---------         ---------
          Total current liabilities                                        26,357            29,540

Long-term debt                                                            164,809           161,489
Other liabilities:
     Accrued reclamation expenses                                          16,878            16,913
     Other                                                                  5,458             6,264
                                                                        ---------         ---------
          Total liabilities                                               213,502           214,206

Commitments and contingencies                                                  --                --

Mandatorily redeemable preferred stock                                     27,634            26,596

Stockholders' deficit:
     Preferred stock                                                       23,000            23,000
     Common stock                                                              --                --
     Paid-in capital                                                       52,486            52,486
     Paid-in capital - common stock warrants                                   --                --
     Treasury stock                                                        (5,100)           (5,100)
     Accumulated deficit                                                 (138,254)         (132,235)
                                                                        ---------         ---------
          Total stockholders' deficit                                     (67,868)          (61,849)
                                                                        ---------         ---------
          Total liabilities and stockholders' deficit                   $ 173,268         $ 178,953
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

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                              SIX MONTHS
                                                                                ENDED
                                                                               JUNE 30,
                                                                         2000             1999
                                                                       --------         ---------
                                                                              (UNAUDITED)
Cash flows from operating activities:
    Net loss                                                           $ (4,981)        $ (11,328)
          Adjustments to reconcile net loss to net
               cash provided by operating activities:
          Loss on impairment and financial restructuring fees                --             3,461
          Depreciation, depletion and amortization                        8,885             8,839
          Amortization of discount on senior notes                          126                --
          Amortization of unrealized gain on debt restructuring          (1,349)               --
          Deferred taxes                                                   (580)               --
          (Gain) loss on sale of properties                                (233)               27
          Debt issuance costs related to debt restructuring                 451                --
          Changes in operating assets and liabilities:
               Accounts receivable                                        2,404             2,467
               Inventories, prepaid expenses and other                      316            (1,127)
               Advance minimum royalties                                   (909)           (1,428)
               Accounts payable, accrued expenses and other               3,496              (272)
               Accrued reclamation                                       (2,052)           (2,159)
               Other liabilities                                           (806)           (1,855)
                                                                       --------         ---------
                    Net cash provided by (used in)
                      operating activities                             $  4,768         $  (3,375)
                                                                       --------         ---------

Cash flows from investing activities:
     Purchases of properties                                           $ (5,193)        $  (4,079)
     Proceeds from sales of properties                                      629               184
     Payments received on notes receivable                                   66               491
     Issuance of notes receivable                                           (25)               61
     Other assets                                                           156                --
                                                                       --------         ---------
                    Net cash used in investing activities              $ (4,367)        $  (3,343)
                                                                       --------         ---------

Cash flows from financing activities:
     Proceeds from revolving line of credit and long-term
          debt                                                         $ 38,166         $ 129,809
     Principal payments on revolving line of credit and
          long-term debt                                                (38,403)         (120,239)
     Cash overdraft                                                         473            (2,151)
     Debt issuance costs                                                   (639)             (708)
                                                                       --------         ---------
                    Net cash (used in)  provided  by
                      financing activities                             $   (403)        $   6,711
                                                                       --------         ---------

Decrease in cash and cash equivalents                                  $     (2)        $      (7)

Cash and cash equivalents at beginning of period                              7                15
                                                                       --------         ---------
Cash and cash equivalents at end of period                             $      5         $       8
                                                                       ========         =========



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

2.  INCOME TAXES

         Income taxes are provided for financial reporting purposes based on management's best estimate of the effective tax rate expected to be applicable for the full calendar year. The Company has established a full valuation allowance on the net operating loss carryforwards, capital loss carryforwards and contribution carryforwards as the Company currently believes that it is more likely than not that these assets will not be realized.

3.  INVENTORIES

         Coal inventories are stated at the lower of average cost or market and amounted to approximately $2.4 million and $2.9 million at June 30, 2000 and December 31, 1999, respectively. Supply inventories are stated at the lower of cost (first in, first out) or market and amounted to approximately $143,000 and $241,000 at June 30, 2000 and December 31, 1999, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOWS

         Our cash and cash equivalents remained relatively constant from December 31, 1999 to June 30, 2000. During the six month period ended June 30, 2000, we generated cash from our operations of $4.8 million. These funds were provided primarily from cash generated by the collection of accounts receivable of $2.4 million, net income before depreciation, depletion and amortization of $3.9 million and increases in accounts payable, accrued expenses and other expenses of $3.5 million. These amounts were partially offset by payments of advance minimum royalties of $909,000, reclamation liabilities of $2.1 million and other liabilities of $806,000, and were further reduced by the amortization of $1.3 million of unrealized gain on debt restructuring.

         We used $4.3 million in our investing activities primarily for the purchase of $5.2 million of properties, including mine development costs. The cash used in our investing activities was partially offset by $629,000 generated from the sale of properties.

         We used $403,000 in our financing activities. These funds were primarily used to make required principal payments of $536,000 on our term loan, required payments of $166,000 on our other long-term debt and $639,000 of financial restructuring fees. These amounts used in our financing activities were partially offset by approximately $938,000 of additional net borrowings and cash overdraft.

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

         The outstanding balance of the term loan was $11.6 million and $12.9 million as of July 31, 2000 and December 31, 1999, respectively. The decrease in the outstanding balance of the term loan resulted from making the scheduled monthly installment payments. As of July 31, 2000, we had no borrowings under the working capital revolver. However, we did use the revolver during the quarter from time to time, and the maximum outstanding balance of the revolver during the period was approximately $1.0 million. Availability under the working capital revolver was approximately $14.1 million and $17.2 million as of July 31, 2000 and December 31, 1999, respectively. The decline in availability is primarily attributable to lower coal production and shipments and to the exclusion of $1.1 million from our borrowing base resulting from the offset of certain accounts payable against certain accounts receivable. Future changes in coal production and shipments and the resulting changes in inventory and accounts receivable will impact future revolving credit availability.

         The loan agreement with Foothill contains covenants that, among other matters, restrict or limit our ability to pay interest and dividends, incur indebtedness, acquire or sell assets and make capital expenditures. In particular, the loan agreement requires that we maintain specified minimum levels of earnings before interest, taxes, depreciation and amortization, referred to as EBITDA, as defined in the loan agreement, during the term of the loan. Beginning with the fiscal quarter ending March 31, 2000, and for each subsequent fiscal quarter, we must have EBITDA of at least $12.0 million at the end of each fiscal quarter for the immediately preceding four fiscal quarters. For the four fiscal quarters ended June 30, 2000, our EBITDA, as defined in the loan agreement, was $18.0 million.

         In addition to the EBITDA requirement, the loan agreement with Foothill prohibits us from making capital expenditures in any fiscal year in excess of $12.0 million. The loan agreement also provides that, in order to advance funds to the guarantors and us, the borrowers under the loan agreement must have borrowing availability of at least $5.0 million after giving effect to the advances and for the 30 days immediately preceding the advances. The borrowing availability must be at least $10.0 million if the advanced funds are to be used to prepay or purchase our 14.25% notes. As of July 31, 2000, borrowing availability under the loan agreement was approximately $14.1 million. Thus, the maximum amount which the borrowers could have advanced to us on that date was approximately $9.1 million. With respect to the term loan, in addition to regularly scheduled installment principal and interest payments, the loan agreement requires that we apply the first $5.0 million of proceeds from designated asset sales to the repayment of the term loan. As of July 31, 2000, no amounts had been applied to the $5.0 million requirement. Proceeds used to repay the term loan cannot be reborrowed.

         Our second long-term debt facility is the indenture governing our 14.25% notes. As of July 31, 2000, the principal amount outstanding under our 14.25% notes was approximately $126.7 million, which is unchanged from the principal amount outstanding at March 31, 2000. The indenture contains covenants that restrict or limit our ability to, among other things, sell assets, pay dividends, redeem stock and incur additional indebtedness. Under the indenture, we may not sell assets unless we receive fair market value and at least 75% of the consideration is in cash or assets to be used in our coal mining business. The indenture also limits our ability to use asset sale proceeds. Specifically, the indenture permits us to use the first $1.0 million of asset sale proceeds for general corporate purposes. We may use proceeds in excess of $1.0 million for permitted purposes, including retiring senior secured debt and making capital expenditures. To the extent we do not use asset sale proceeds in excess of $1.0 million for permitted purposes, we must use 60% of those proceeds to redeem notes. We may use the remaining 40% for general corporate purposes. The indenture also prohibits us from making restricted payments, such as cash dividends and stock redemptions, unless several requirements are met. Except for permitted debt, which includes senior debt up to $55.0 million, debt existing as of October 1, 1999, indebtedness represented by capital lease obligations, mortgage financings or purchase money obligations, and other specified debt, the indenture prohibits us from incurring additional indebtedness unless we meet a fixed charge ratio test.

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

         CAPITAL EXPENDITURES AND OTHER COMMITMENTS AND CONTINGENCIES

         We previously budgeted approximately $6.7 million for capital expenditures for 2000. We currently expect to make capital expenditures of approximately $10.4 million in 2000, which exceeds our budget by $3.7 million. Of this additional $3.7 million, $2.6 million relates to additional mine development costs for our Barbour County operations. As discussed in our Form 10-K for the year ended December 31, 1999, and our Form 10-Q for the quarter ended March 31, 2000, our contract miner has encountered adverse roof conditions in the areas which are being developed to reach the western portion of our coal reserve in Barbour County. In order to access this portion of our reserve and to properly develop the mainline entries for the expected life of the mine, we must make these additional capital expenditures. If our contract miner is unable to control the roof conditions and increase production from this mine, continued lower-than-expected production could have an adverse effect on our borrowing availability, liquidity, financial condition and results of operations. The remaining $1.1 million of the additional $3.7 million of capital expenditures for 2000 relates to buyouts of leased equipment. We expect to pay for all such additional expenditures from operating cash and borrowings under our credit facilities.

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

         As reflected in our Form 10-K, our two contracts with Potomac Electric Power Company to supply approximately 2.2 million tons of coal to its Chalk Point and Morgantown plants expire on December 31, 2000. Potomac Electric Power Company has been a continuous customer of ours for seventeen years, and we are working closely with this customer to secure coal sales for the year 2001. We cannot assure you, however, that we will be successful in our efforts to secure these sales. If we are unable to obtain the sales to Potomac Electric Power Company, or any other customer, our borrowing availability, liquidity, financial condition and results of operations would be adversely affected.

         FUTURE LIQUIDITY NEEDS AND DEBT SERVICE REQUIREMENTS

         As noted in the report of our independent accountants for the year ended December 31, 1999, we had significant losses from operations in 1999 and 1998, and we face significant future debt service requirements. Specifically, beginning on October 1, 2000, we must pay all future interest payments on our 14.25% notes in cash. The interest payment on our 14.25% notes due on October 1, 2000 will be approximately $9.0 million. As mentioned above, the maximum amount the borrowers could have advanced to us as of July 31, 2000, was approximately $9.1 million. However, this amount will change based on future coal production, coal shipments, accounts receivable and inventory, and could be either higher or lower on October 1, 2000. We have the option to raise up to $6.3 million of the funds needed for the October 1, 2000 interest payment by selling additional 14.25% notes to WLR Recovery Fund L.P. (formerly Rothschild Recovery Fund, L.P.). The price of the notes issued to WLR Recovery Fund L.P. would be based on 95% of the average closing bid price of the notes over a specified period of time prior to October 1, 2000. WLR Recovery Fund L.P.'s agreement to purchase the additional 14.25% notes from us is subject to various conditions, including the absence of a material adverse change in our financial condition, results of operations, business, properties or prospects since October, 1999. We are continuing to evaluate whether or not to exercise this option. If we elect to exercise this option, we must give notice of such exercise on or before August 22, 2000. In addition to this option, we are working with Foothill to secure additional borrowings under our existing credit facility that would enable us, when combined with our projected cash balance, to have sufficient funds to make this interest payment. However, we cannot assure you that the funds from WLR Recovery Fund L. P. or Foothill will be available to us. We will have to pay the portion of the October 1, 2000 interest payment that is not covered by the sale of additional new notes to WLR Recovery Fund L. P. or the borrowings from Foothill, and all interest payments after October 1, 2000, from operating cash flow, borrowings under credit facilities, asset sale proceeds or other sources.

         In 2001, we will be required to make debt service payments in excess of $21.0 million. In order to meet these debt service obligations, we plan to continue to implement our business plan as discussed in greater detail in our Form 10-K for the year ended December 31, 1999. We believe that we will be able to maintain the cost savings that have been achieved through the use of contract miners at our deep mines, and that these cost savings will improve income from operations (prior to depreciation, depletion and amortization) during the remainder of 2000 and into 2001. Based on our current projections, we expect to meet our debt service requirements in 2001 with cash flow from operations and borrowings under our credit facilities. However, we cannot assure you that we will be able to do this, and we may have to rely on asset sale proceeds and other resources from third parties to meet these obligations. Our ability to pay our debt service is subject to risks and uncertainties, including the risks and uncertainties identified at the outset of this report, and our ability to maintain cost savings and improve income from operations, to increase coal production from our mining operations, and to sell assets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1999

         COAL SALES AND RELATED REVENUES. Coal sales and related revenue were $54.8 million for the three months ended June 30, 2000 compared to $57.3 million for the three months ended June 30, 1999, a decrease of 4.4%. This decrease is the result of a $6.7 million decrease in revenue generated from our company-produced coal operations in the second quarter of 2000 compared to the same period in 1999. This decline was primarily the result of 277,000 fewer tons of company-produced coal having been sold in the second quarter of 2000 as opposed to the same period in 1999. The decrease in company-produced coal revenue was, however, partially offset by an increase in revenues from our brokered coal and, to a lesser extent, ash and waste fuel operations in the second quarter of 2000 as compared to the second quarter of 1999. The increase in these revenues was primarily due to higher sales volume.

         Coal sales volume declined by approximately 266,000 tons to approximately 2.4 million tons for the quarter ended June 30, 2000, a decrease of 10.1% from the same period in 1999. The decrease in coal sales volume is attributable to a 277,000 ton reduction in the sale of company-produced coal and a 133,000 ton decline in the sale of commission coal, partially offset by a 144,000 ton increase in the sale of brokered coal. The decrease in the sales volume of company-produced coal was due to lower coal production, which was attributable primarily to the following:

         o We are no longer producing coal from our Webster County mining complex. During the second quarter of 1999, we produced approximately 174,000 tons from this operation. Production from our Webster County operation ceased in mid-1999 when the reserves in the deep mine were exhausted.

         o Tonnage levels at our Barbour County deep mine were 149,000 tons lower in the second quarter of 2000 due to poor roof conditions as discussed in our Form 10-K for the year ended December 31, 1999, and our Form 10-Q for the quarter ended March 31, 2000. Our contract miner has been working with third party roof control specialists and using various roof control techniques to control the roof conditions in this mine. Our contract miner has recently reported some changes and minor improvements in the roof conditions, but not enough to accurately predict if future conditions will continue to improve and enable it to increase production. If the roof conditions do improve, future coal production from this operation should begin to return to expected levels. However, we cannot assure you that this will occur. If our contract miner is unable to control the roof conditions and increase production from this mine, continued lower-than-expected production could have an adverse effect on our borrowing availability, liquidity, financial condition and results of operations.

        While we experienced reduced production at the mines as described above, tonnage levels during the second quarter of 2000 as compared to the same period in 1999 increased at our deep mines in Garrett County, Maryland and Raleigh County, West Virginia, and at our deep mining operations in Upshur County, West Virginia. These increases partially offset the production decreases discussed above.

         COST OF OPERATIONS AND SELLING EXPENSES. The cost of operations and selling expenses totaled $48.4 million for the quarter ended June 30, 2000, compared to $53.1 million for the quarter ended June 30, 1999, a decrease of 8.9%. The cost per ton of operations and selling expenses for company-produced and brokered coal for the quarter ended June 30, 2000 was $24.68 compared to $25.36 of such costs per ton for the quarter ended June 30, 1999, a decrease of 2.7%.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization was approximately $4.4 million for both the quarter ended June 30, 2000 and the quarter ended June 30, 1999.

         OTHER OPERATING EXPENSES. Other operating expenses for the quarter ended June 30, 2000 were $1.8 million compared to $5.5 million for the quarter ended June 30, 1999. Included in other operating expenses are general and administrative expenses, financial restructuring fees, non-recurring charges, and loss on impairment charges. General and administrative expenses decreased 15.0%, from $2.0 million for the quarter ended June 30, 1999 to $1.7 million for the same period in 2000. This decrease resulted from the elimination of certain overhead costs associated with the use of contract miners at our deep mining operations. Financial restructuring fees of $85,000 were recorded in the quarter ended June 30, 2000 related to the restructuring of our 14.25% notes. During the three month period ended June 30, 1999, the Company recorded a loss on impairment of $1.1 million related to the discontinuance of the use of certain software resulting from the addition of contract miners at our deep mine operations and $2.4 million relating to certain properties located in Tazewell County, Virginia. The Company has not recorded any such impairment losses during the three month period ended June 30, 2000.

         INTEREST EXPENSE. Interest expense was $4.2 million for the quarter ended June 30, 2000, compared to $3.9 million for the quarter ended June 30, 1999, an increase of 7.7%. The increase in interest expense was due to our financial restructuring. The additional interest related to the financial restructuring was partially offset by a reduction in interest expense incurred under our revolving credit facility due to reduced borrowings under that facility.

         OTHER INCOME. Other income includes interest, gain or loss on sale of fixed assets, royalties and miscellaneous income. Other income for the quarter ended June 30, 2000 was approximately $795,000 which was comparable to the $831,000 for the same quarter of 1999.

         INCOME TAXES. An income tax benefit of $430,000 was recorded for the quarter ended June 30, 2000, to reflect the deferred tax benefit which resulted from the cancellation of indebtedness income during the financial restructuring. An income tax benefit was not recorded for the quarter ended June 30, 1999. The income tax benefit, or provision, for the period is based on the effective tax rate expected to be applicable for the full year. A full valuation allowance has been established on the remaining net operating loss carryforwards and capital loss carryforwards because the Company believes that it is more likely than not that these assets will not be realized.

         NET LOSS. For the quarter ended June 30, 2000, our net loss was $3.3 million compared to a net loss of $9.3 million for the quarter ended June 30, 1999, a decrease of approximately 64.5%.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

         COAL SALES AND RELATED REVENUES. Coal sales and related revenue were $112.7 million for the six months ended June 30, 2000 compared to $114.2 million for the six months ended June 30, 1999, a decrease of 1.3%. This decrease is the result of a $9.9 million decrease in revenue generated from our company-produced coal operations in the first six months of

2000 compared to the same period in 1999. This decline was primarily the result of 329,000 fewer tons of company-produced coal having been sold in the first six months of 2000 compared to the same period of 1999. The decrease in company-produced coal revenue was, however, partially offset by an increase in revenues from our brokered coal and, to a lesser extent, ash and waste fuel operations in the first six months of 2000 as compared to the first six months of 1999. The increase in these revenues was primarily due to higher sales volume.

         Coal sales volume declined by approximately 336,000 tons to 4.9 million tons for the six months ended June 30, 2000, a decrease of 6.5% from the same period in 1999. The decrease in coal sales volume is attributable to a 329,000 ton reduction in the sale of company-produced coal and a 241,000 ton decline in the sale of commission coal, offset by a 234,000 ton increase in the sale of brokered coal. The decrease in the sales volume of company-produced coal was due to lower coal production, which was attributable primarily to the following:

         o We are no longer producing coal from our Webster County mining complex. During the first six months of 1999, we produced approximately 361,000 tons from this operation. Production from our Webster County operation ceased in mid-1999 when the reserves in the deep mine were exhausted.

         o Tonnage levels at our Barbour County deep mine were 235,000 tons lower in the first six months of 2000 due to poor roof conditions as discussed in our Form 10-K for the year ended December 31, 1999, and our Form 10-Q for the quarter ended March 31, 2000. Our contract miner has been working with third party roof control specialists and using various roof control techniques to control the roof conditions in this mine. Our contract miner has recently reported some changes and minor improvements in the roof conditions, but not enough to accurately predict if future conditions will continue to improve and enable it to increase production. If the roof conditions do improve, future coal production from this operation should begin to return to expected levels. However, we cannot assure you that this will occur. If our contract miner is unable to control the roof conditions and increase production from this mine, continued lower-than-expected production could have an adverse effect on our borrowing availability, liquidity, financial condition and results of operations.

        While we experienced reduced production at the mines as described above, tonnage levels during the first six months of 2000 as compared to the same period in 1999 increased at our deep mine in Garrett County, Maryland and at our deep mining operations in Upshur County, West Virginia. These increases partially offset the production decreases discussed above.

         COST OF OPERATIONS AND SELLING EXPENSES. The cost of operations and selling expenses totaled $98.8 million for the six months ended June 30, 2000, compared to $103.4 million for the six months ended June 30, 1999, a decrease of 4.4%. The cost per ton of operations and selling expenses for company-produced and brokered coal for the six months ended June 30, 2000 was $24.53 compared to $25.09 of such costs per ton for the six months ended June 30, 1999, a decrease of 2.2%.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization was approximately $8.8 million for both the six months ended June 30, 2000 and the six months ended June 30, 1999.

         OTHER OPERATING EXPENSES. Other operating expenses for the six months ended June 30, 2000 were $4.0 million compared to $7.4 million for the six months ended June 30, 1999. Included in other operating expenses are general and administrative expenses, financial restructuring fees, non-recurring charges, and loss on impairment charges. General and administrative expenses decreased 15.4%, from $3.9 million for the six months ended June 30, 1999 to $3.3 million for the same period in 2000. This decrease resulted from the elimination of certain overhead costs associated with the use of contract miners at our deep mining operations. Financial restructuring fees of $521,000 were recorded in the six months ended June 30, 2000 related to the restructuring of our senior notes. We also recorded $158,000 of non-recurring severance charges in the first six months of 2000 related to management changes. There were no such financial restructuring fees or non-recurring charges recorded in the first six months of 1999. During the first six months of 1999, the Company recorded a loss on impairment of $1.1 million related to the discontinuance of the use of certain software resulting from the addition of contract miners at our deep mine operations and $2.4 million relating to certain properties located in Tazewell County, Virginia. The Company has not recorded any such impairment losses during the first six months of 2000.

         INTEREST EXPENSE. Interest expense was $8.3 million for the six months ended June 30, 2000 compared to $7.5 million for the six months ended June 30, 1999, an increase of 10.7%. The increase in interest expense was due to our financial restructuring. The additional interest related to the financial restructuring was partially offset by a reduction in interest expense recorded under our revolving credit facility due to reduced borrowings under that facility.

         OTHER INCOME. Other income includes interest, gain or loss on sale of fixed assets, royalties and miscellaneous income. Other income for the six months ended June 30, 2000 was approximately $1.7 million compared to $1.4 million for the same period of 1999, an increase of approximately 21.4%. This increase is primarily attributable to an increase in royalty income generated from coal properties we lease to third parties.

         INCOME TAXES. An income tax benefit of $580,000 was recorded for the six months ended June 30, 2000, to reflect the deferred tax benefit which resulted from the cancellation of indebtedness income during the financial restructuring. An income tax benefit of $200,000 was recorded for the six months ended June 30, 1999, which reflected a refund related to a prior year federal tax deposit. The income tax benefit, or provision, for the period is based on the effective tax rate expected to be applicable for the full year. A full valuation allowance has been established on the remaining net operating loss carryforwards and capital loss carryforwards because the Company believes that it is more likely than not that these assets will not be realized.

         NET LOSS. For the six months ended June 30, 2000, our net loss was $6.0 million compared to a net loss of $12.3 million for the six months ended June 30, 1999, a decrease of approximately 51.2%.

DIVIDEND RESTRICTIONS AFFECTING SUBSIDIARIES

         As of June 30, 2000, there were no restrictions affecting the ability of the subsidiaries guaranteeing our 14.25% notes to make distributions to us or other subsidiaries, except for restrictions in our loan agreement with Foothill and those restrictions provided by law generally, such as the requirement of adequate capital to pay dividends under corporate law. The loan agreement with Foothill provides that, in order to advance funds to us, the borrowers under the loan agreement must have borrowing availability of at least $5.0 million after giving effect to the advances of funds (or $10.0 million if advances are for prepayment or purchases of our 14.25% notes). As of July 31, 2000, revolving credit availability under the loan agreement was approximately $14.1 million. Thus, the maximum amount which the borrowers could have advanced to us on that date was approximately $9.1 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Information about market risks for the six-month period ended June 30, 2000 does not differ materially from that discussed in Item 7A of our Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No material litigation has been filed against us during the six months ended June 30, 2000. In addition, there were no material changes during the second quarter in legal proceedings previously disclosed by us.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         On or about August 4, 2000, six funds controlled by First Reserve Corporation (collectively, the "Funds") sold a total of 1,901 shares of common stock of Anker Coal Group, Inc. (the "Company") to members of the Company's management. Of the 1,901 shares sold by the Funds, 1,520 shares were purchased by William D. Kilgore, Jr., Chairman and CEO of the Company, and the remaining 381 shares were purchased by the members of the Company's management participating in the Company's incentive stock plan. The Funds sold this common stock to management for nominal consideration as an incentive to continue implementing the Company's restructuring and improving its financial performance.

         As a result of this transaction, the Funds now own 49.5% of the Company's outstanding common stock, Mr. Kilgore owns 21.5% of the common stock, and the members of the Company's management participating in this sale of stock collectively own 7.1% of the common stock (including shares previously issued to them under the Company's stock incentive plan). Following this sale, on August 9, 2000, Thomas R. Denison resigned as a director of the Company. Mr. Denison served as a representative of the Funds on the Company's board of directors.

         In connection with the sale of common stock to Mr. Kilgore, the Company and Mr. Kilgore entered into an amendment to his employment agreement. Under the original agreement, Mr. Kilgore was entitled to a bonus which included, among other incentives, stock options for 5% of the Company's common stock if certain financial targets were achieved. The amendment eliminates the stock options from the incentive bonus formula.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit number 10.34.1, Amendment No. 1 Employment Agreement between Anker Energy Corporation and William D. Kilgore, Jr., dated as of July 25, 2000.

         Exhibit number 10.41, Form of Incentive Compensation Letter, is filed herewith.

         Exhibit number 27, Financial Data Schedule, is filed herewith.

(b)      Reports on Form 8-K.

         Form 8-K, dated May 12, 2000, reporting on Item 5, regarding our financial results for the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  ANKER COAL GROUP, INC.


                                                  By: /s/ P. Bruce Sparks
                                                     -----------------------
                                                      Title: President


                                                  By: /s/ David D. Struth
                                                     -----------------------
                                                      Title: Treasurer


Dated:  August 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ANKER ENERGY CORPORATION


                                                By: /s/ P. Bruce Sparks
                                                   ------------------------
                                                    Title: President


                                                By: /s/ David D. Struth
                                                   ------------------------
                                                    Title: Treasurer

Dated:  August 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  ANKER GROUP, INC.


                                                  By: /s/ P. Bruce Sparks
                                                     ----------------------
                                                      Title: President


                                                  By: /s/ David D. Struth
                                                     ----------------------
                                                      Title: Treasurer

Dated:  August 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ANKER POWER SERVICES, INC.


                                             By: /s/ Richard B. Bolen
                                                ---------------------------
                                                 Title: President


                                             By: /s/ David D. Struth
                                                ---------------------------
                                                 Title: Treasurer

Dated:  August 14,  2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ANKER VIRGINIA MINING COMPANY, INC.


                                       By: /s/ Gerald Peacock
                                          --------------------------------
                                           Title: President


                                       By: /s/ David D. Struth
                                          --------------------------------
                                           Title: Treasurer

Dated:  August 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ANKER WEST VIRGINIA MINING COMPANY, INC.


                                     By: /s/ Gerald Peacock
                                        -------------------------------------
                                         Title: President


                                     By: /s/ David D. Struth
                                        -------------------------------------
                                         Title: Treasurer

Dated:  August 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                BRONCO MINING COMPANY, INC.


                                                By: /s/ P. Bruce Sparks
                                                   ------------------------
                                                    Title: President


                                                By: /s/ David D. Struth
                                                   ------------------------
                                                    Title: Treasurer



Dated:  August 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               HAWTHORNE COAL COMPANY, INC.


                                               By: /s/ Charles C. Dunbar
                                                  ----------------------------
                                                   Title: President


                                               By: /s/ David D. Struth
                                                  ----------------------------
                                                   Title: Treasurer

Dated:  August 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               HEATHER GLEN RESOURCES, INC.


                                               By: /s/ Jeffrey P. Kelley
                                                  ---------------------------
                                                   Title: President


                                               By: /s/ David D. Struth
                                                  ---------------------------
                                                   Title: Treasurer

Dated:  August 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               JULIANA MINING COMPANY, INC.


                                               By: /s/ Gerald Peacock
                                                  -------------------------
                                                   Title: President


                                               By: /s/ David D. Struth
                                                  -------------------------
                                                   Title: Treasurer

Dated:  August 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           KING KNOB COAL CO., INC.


                                           By: /s/ David D. Struth
                                              --------------------------------
                                               Title:  President and Treasurer





Dated:  August 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MARINE COAL SALES COMPANY


                                            By: /s/ Larry F. Kaelin
                                               ----------------------------
                                                Title: President


                                            By: /s/ David D. Struth
                                               ----------------------------
                                                Title: Treasurer

Dated:  August 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MELROSE COAL COMPANY, INC.


                                           By: /s/ David D. Struth
                                              --------------------------------
                                               Title:  President and Treasurer





Dated:  August 14, 2000

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





Dated:  August 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PATRIOT MINING COMPANY, INC.


                                             By: /s/ Gerald Peacock
                                                --------------------------
                                                 Title: President


                                              By: /s/ David D. Struth
                                                --------------------------
                                                  Title: Treasurer

Dated:  August 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SIMBA GROUP, INC.


                                             By: /s/ P. Bruce Sparks
                                                --------------------------
                                                 Title: President

                                             By: /s/ David D. Struth
                                                --------------------------
                                                 Title: Treasurer

Dated:  August 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UPSHUR PROPERTY, INC.


                                             By: /s/ Jeffrey P. Kelley
                                                --------------------------
                                                 Title: President


                                             By: /s/ David D. Struth
                                                --------------------------
                                                 Title: Treasurer

Dated:  August 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           VANTRANS, INC.


                                            By: /s/ David D. Struth
                                               -------------------------------
                                                Title: President and Treasurer





Dated:  August 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           VINDEX ENERGY CORPORATION


                                           By: /s/ Gerald Peacock
                                              --------------------------
                                               Title: President


                                           By: /s/ David D. Struth
                                              --------------------------
                                               Title: Treasurer

Dated:  August 14, 2000