Form 10-Q
period 2000-09-30
ANKER COAL GROUP INC
filed 2000-11-13
CIK 1022356

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------


                                    FORM 10-Q

                               -------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                        Commission File Number 333-39643

                             ANKER COAL GROUP, INC.
             (Exact Name Of Registrant As Specified in Its Charter)


            Delaware                                         52-1990183
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employee
 incorporation or organization)                          Identification No.)


                              2708 Cranberry Square
                         Morgantown, West Virginia 26508
                         -------------------------------
                    (Address Of Principal Executive Offices)



                                 (304) 594-1616
                       -----------------------------------
              (Registrant's telephone number, including area code)





         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes _X_    No ___

         Indicate the number of outstanding shares of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $0.01 per share par value, 7,083 shares (November 3, 2000)

                    TABLE OF ADDITIONAL REGISTRANT GUARANTORS

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

                             ANKER COAL GROUP, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



                                TABLE OF CONTENTS

                                     PART I

ITEM I.  FINANCIAL STATEMENTS

                  Consolidated Statements of Operations - Three and Nine Months
                           Ended September 30, 2000 and 1999.......................................................1

                  Consolidated Balance Sheets -
                           September 30, 2000 and December 31, 1999................................................2

                  Consolidated Statements of Cash Flows - Nine Months
                           Ended September 30, 2000 and 1999.......................................................3

                  Notes to Consolidated Financial Statements.......................................................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..............................................................4-10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................................11


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                      THREE MONTHS                      NINE MONTHS
                                                                          ENDED                             ENDED
                                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                                                 2000             1999             2000             1999
                                                                 -----            -----            -----            ----
                                                                       (unaudited)                       (unaudited)

Coal sales and related revenue                                $  58,358        $  59,958        $ 170,738        $ 173,711

Expenses:
     Cost of operations and selling expenses                     52,448           53,971          151,238          157,419
     Depreciation, depletion and amortization                     4,417            4,591           13,302           13,430
     General and administrative                                   1,752            1,964            5,079            5,575
     Loss on impairment                                              --            1,065               --            4,526
     Financial restructuring fees                                    21              872              542            1,206
     Unusual charges                                                 --               --              158               --
                                                              ---------        ---------        ---------        ---------
          Total expenses                                         58,638           62,463          170,319          182,156

          Operating (loss) income                                  (280)          (2,505)             419           (8,445)

Interest, net                                                    (4,213)          (3,711)         (12,481)         (10,911)
Other income, net                                                 1,266            1,270            3,274            3,161
                                                              ---------        ---------        ---------        ---------

          Loss before income taxes                               (3,227)          (4,946)          (8,788)         (16,195)

Income tax benefit                                                  200               --              780              200
                                                              ---------        ---------        ---------        ---------


           Net loss                                              (3,027)          (4,946)          (8,008)         (15,995)

Less mandatorily redeemable preferred stock dividends              (370)            (352)          (1,108)          (1,055)
Less mandatorily redeemable preferred stock accretion              (150)            (150)            (450)            (450)
Less common stock available for repurchase accretion                 --             (142)              --             (421)
                                                              ---------        ---------        ---------        ---------

          Net loss available to common
            stockholders                                      $  (3,547)       $  (5,590)       $  (9,566)       $ (17,921)
                                                              =========        =========        =========        =========





                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                ASSETS
                                                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                                                2000               1999
                                                                                             ---------           ---------
                                                                                                     (unaudited)
Current assets:
     Cash and cash equivalents                                                               $       6           $       7
     Accounts receivable:
          Trade                                                                                 21,607              21,696
          Affiliates                                                                                22                  41
     Inventories                                                                                 1,340               3,169
     Current portion of notes receivable                                                         1,038                 608
     Prepaid expenses and other                                                                  3,292               2,593
     Deferred income taxes                                                                       4,645               4,645
                                                                                             ---------           ---------
          Total current assets                                                                  31,950              32,759

Property, plant and equipment:
     Coal lands and mineral rights                                                              66,853              62,135
     Machinery and equipment                                                                    71,674              72,199
                                                                                             ---------           ---------
                                                                                               138,527             134,334
     Less allowances for depreciation, depletion and amortization                               47,639              37,956
                                                                                             ---------           ---------
                                                                                                90,888              96,378
Other assets:
     Assets held for sale                                                                        9,000               9,000
     Advance minimum royalties                                                                   7,243               6,122
     Goodwill, net of accumulated amortization of $5,413 and $4,094 in 2000
          and 1999, respectively                                                                18,676              19,995
     Other intangible assets, net of accumulated amortization of $2,262 and $1,614
          in 2000 and 1999, respectively                                                         4,650               5,298
     Notes receivable                                                                            3,134               3,102
     Other assets                                                                                4,655               5,597
     Deferred income taxes                                                                       1,482                 702
                                                                                             ---------           ---------
          Total assets                                                                       $ 171,678           $ 178,953
                                                                                             =========           =========
                                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable:
          Trade                                                                              $   9,351           $   9,932
          Affiliates                                                                               598                 667
     Cash overdraft                                                                                384                  83
     Accrued interest                                                                            9,148                 537
     Accrued expenses and other                                                                  5,985               8,784
     Accrued leasehold termination                                                               1,411               3,726
     Accrued reclamation costs                                                                     996               3,502
     Current maturities of long-term debt                                                        2,143               2,309
                                                                                             ---------           ---------
          Total current liabilities                                                             30,016              29,540

Long-term debt                                                                                 162,619             161,489
Accrued reclamation costs                                                                       16,887              16,913
Other liabilities                                                                                5,417               6,264
                                                                                             ---------           ---------
          Total liabilities                                                                    214,939             214,206

Commitments and contingencies                                                                       --                  --

Mandatorily redeemable preferred stock                                                          28,154              26,596

Stockholders' deficit:
     Preferred stock                                                                            23,000              23,000
     Common stock                                                                                   --                  --
     Paid-in capital                                                                            52,486              52,486
     Treasury stock                                                                             (5,100)             (5,100)
     Accumulated deficit                                                                      (141,801)           (132,235)
                                                                                             ---------           ---------
          Total stockholders' deficit                                                          (71,415)            (61,849)
                                                                                             ---------           ---------
          Total liabilities and stockholders' deficit                                        $ 171,678           $ 178,953
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

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                          NINE MONTHS
                                                                                             ENDED
                                                                                         SEPTEMBER 30,
                                                                                    2000               1999
                                                                                 ---------           ---------
                                                                                          (UNAUDITED)

Cash flows from operating activities:
    Net loss                                                                     $  (8,008)          $ (15,995)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
          Loss on impairment and financial restructuring fees                           --               4,526
          Depreciation, depletion and amortization                                  13,302              13,430
          Amortization of discount on senior notes                                     189                  --
          Amortization of unrealized gain on debt restructuring                     (2,090)                 --
          Deferred taxes                                                              (780)                 --
          Gain on sale of properties                                                  (472)                (77)
          Debt issuance costs related to debt restructuring                            542                 756
          Changes in operating assets and liabilities:
               Accounts receivable                                                     108               2,456
               Inventories, prepaid expenses and other                               1,130               1,315
               Advance minimum royalties                                            (1,121)             (1,893)
               Accounts payable, accrued expenses and other                          3,017              (4,061)
               Accrued interest                                                      4,799               2,945
               Accrued reclamation costs                                            (2,532)             (3,121)
               Other assets                                                            618                 794
               Other liabilities                                                      (847)             (1,824)
                                                                                 ---------           ---------
                    Net cash provided by (used in) operating activities          $   7,855           $    (749)
                                                                                 ---------           ---------

Cash flows from investing activities:
     Purchases of property, plant and equipment                                  $  (6,812)          $  (5,222)
     Proceeds from sales of property, plant and equipment                            1,333               1,690
     Payments received on notes receivable                                             126                 544
     Issuance of notes receivable                                                     (325)                 --
                                                                                 ---------           ---------
                    Net cash used in investing activities                        $  (5,678)          $  (2,988)
                                                                                 ---------           ---------

Cash flows from financing activities:
     Proceeds from revolving line of credit and long-term
          debt                                                                   $  40,068           $ 187,538
     Principal payments on revolving line of credit and
          long-term debt                                                           (41,817)           (180,658)
     Cash overdraft                                                                    301              (2,183)
     Debt issuance costs                                                              (730)               (954)
                                                                                 ---------           ---------
                    Net cash (used in) provided by financing activities          $  (2,178)          $   3,743
                                                                                 ---------           ---------

(Decrease)/Increase in cash and cash equivalents                                 $      (1)          $       6

Cash and cash equivalents at beginning of period                                         7                  15
                                                                                 ---------           ---------
Cash and cash equivalents at end of period                                       $       6           $      21
                                                                                 =========           =========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  ACCOUNTING POLICIES

         The unaudited interim consolidated financial statements of Anker Coal Group, Inc. and its subsidiaries presented herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows of Anker Coal Group, Inc. and its subsidiaries. These unaudited interim consolidated financial statements should be read in conjunction with the other disclosures contained herein and with our audited consolidated financial statements and notes thereto contained in our Form 10-K for the year ended December 31, 1999. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire fiscal year.

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

2.  INCOME TAXES

         Income taxes are provided for financial reporting purposes based on management's best estimate of the effective tax rate expected to be applicable for the full calendar year. Anker Coal Group, Inc. and its subsidiaries have established a full valuation allowance on the net operating loss carryforwards, capital loss carryforwards and contribution carryforwards on the basis that it is more likely than not that these assets will not be realized.

3.  INVENTORIES

         Coal inventories are stated at the lower of average cost or market and amounted to approximately $1.2 million and $2.9 million at September 30, 2000 and December 31, 1999, respectively. Supply inventories are stated at the lower of cost (first in, first out) or market and amounted to approximately $182,000 and $241,000 at September 30, 2000 and December 31, 1999, respectively.

4.  SUBSIDIARY GUARANTEES

         Anker Coal Group, Inc. is a holding company with no assets other than the investments in its subsidiaries. Our 14.25% Series B Second Priority Senior Secured Notes Due 2007 are guaranteed by all of our subsidiaries. Our subsidiaries are all wholly-owned subsidiaries and have fully and unconditionally guaranteed the 14.25% notes on a joint and several basis. Accordingly, we have determined that the presentation of condensed financial information is not material to investors since all of our subsidiaries guarantee the 14.25% notes.

5.  RECLASSIFICATIONS

         Certain amounts have been reclassified in prior year financial statements to conform with current year presentations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOWS

         Our cash and cash equivalents remained relatively constant from December 31, 1999 to September 30, 2000. During the nine month period ended September 30, 2000, we generated cash from our operations of $7.9 million. These funds were provided primarily from cash generated from inventories, prepaid expenses and other of $1.1 million, net income before depreciation, depletion and amortization of $5.3 million, and increases in accounts payable, accrued expenses (including interest) and other of $7.8 million. These amounts were partially offset by payments of advance minimum royalties of $1.1 million, reclamation liabilities of $2.5 million, and other liabilities of $847,000, and were further reduced by the amortization of $2.1 million of unrealized gain on debt restructuring.

         We used $5.7 million in our investing activities primarily for the purchase of $6.8 million of property, plant and equipment, including $4.1 million of mine development costs. The cash used in our investing activities was partially offset by $1.3 million generated from the sale of property, plant and equipment.

         We used $2.2 million in our financing activities. These funds were primarily used to make required principal payments of $1.6 million on our term loan, required payments of $166,000 on our other long-term debt and $730,000 of debt issuance costs. These amounts used in our financing activities were partially offset by an increase in our cash overdraft position of approximately $300,000.

         LONG-TERM DEBT

         We have two long-term debt facilities. The first is a loan and security agreement dated November 21, 1998 with Foothill Capital Corporation, as agent, and other lenders. Our loan agreement with Foothill provides us with a credit facility of up to $55.0 million. This facility consists of a commitment for a $40.0 million working capital revolver and a term loan with an original principal amount of $15.0 million. Commitments under the credit facility will expire in 2005. The Foothill credit facility is secured by substantially all of our present and future assets.

         In September, 2000, we entered into an amendment to the Foothill credit facility under which the lenders agreed to provide us with a $6.3 million supplemental term loan to be used to fund, in part, the October 1, 2000 interest payment due on our 14.25% notes. We elected to use this supplemental facility to fund the October 1, 2000 interest payment rather than exercising our option to issue additional 14.25% notes to WLR Recovery Fund L.P. (successor to Rothschild Recovery Fund, L.P.). This supplemental term loan was provided to us within the $40.0 million limit of the working capital revolver, and did not increase the maximum borrowing amount of $55.0 million under the Foothill credit facility. Accordingly, the maximum amount of the working capital revolver has been reduced by $6.3 million from $40.0 million to $33.7 million. The maximum amount of the revolver will be restored as principal payments under the supplemental term loan are made. The supplemental term loan was advanced to us on October 2, 2000, the date on which the October 1, 2000 interest payment was due under our 14.25% notes. In addition to the supplemental term loan, the amendment to the Foothill facility increased the concentration limits with respect to certain accounts receivable. Under the increased limits, we do not expect to have any significant future concentration limit exclusions from our borrowing base.

         Borrowing availability under the working capital revolver is limited to 85% of eligible accounts receivable and 65% of eligible inventory. Borrowings under the revolver bear interest, at our option, at either 1% above the prime interest rate or at 3 3/4% above the adjusted Eurodollar rate. The original term loan bears interest at 2 1/2% above the prime interest rate. This term loan is payable in monthly installments of principal of approximately $179,000, plus interest, through 2002 and in a final balloon payment due on December 1, 2002 in an amount that will equal the then remaining principal balance of the term loan (which we estimate will be approximately $6.6 million). The supplemental term loan bears interest at 2 1/2% above the prime interest rate and is payable in monthly installments of principal and interest starting on January 1, 2001 and continuing through December 1, 2003. The scheduled monthly principal payment under the supplemental term loan is $140,000 from January 1, 2001 through June 1, 2002 and $210,000 from July 1, 2002 through December 1, 2003.

         The outstanding balance of the original term loan was $11.3 million and $12.9 million as of September 30, 2000 and December 31, 1999, respectively. The decrease in the outstanding balance of the original term loan resulted from making the scheduled monthly installment payments. As of September 30, 2000, our borrowings under the working capital revolver were less than $50,000. However, we did have greater usage of the revolver during the quarter from time to time, and the maximum outstanding balance of the revolver during such period was approximately $500,000. Availability under the working capital revolver was approximately $16.7 million and $17.2 million as of September 30, 2000 and December 31, 1999, respectively. The decline in availability is primarily attributable to lower coal production and shipments. Future changes in coal production and shipments and the resulting changes in inventory and accounts receivable will impact future revolving credit availability.

         The loan agreement with Foothill contains covenants that, among other matters, restrict or limit our ability to pay interest and dividends, incur indebtedness, acquire or sell assets and make capital expenditures. In particular, the loan agreement requires that we maintain specified minimum levels of earnings before interest, taxes, depreciation and amortization, referred to as EBITDA, as defined in the loan agreement, during the term of the loan. Beginning with the fiscal quarter ending March 31, 2000, and for each subsequent fiscal quarter, we must have EBITDA of at least $12.0 million at the end of each fiscal quarter for the immediately preceding four fiscal quarters. For the four fiscal quarters ended September 30, 2000, our EBITDA, as defined in the loan agreement, was $21.1 million.

         In addition to the EBITDA requirement, the loan agreement with Foothill prohibits us from making capital expenditures in any fiscal year in excess of $12.0 million. The loan agreement also provides that, in order to advance funds to the guarantors and us, the borrowers under the loan agreement must have borrowing availability of at least $5.0 million after giving effect to the advances and for the 30 days immediately preceding the advances. The borrowing availability must be at least $10.0 million if the advanced funds are to be used to prepay or purchase our 14.25% notes. As of September 30, 2000, borrowing availability under the loan agreement was approximately $16.7 million. Thus, the maximum amount which the borrowers could have advanced to us on that date was approximately $11.7 million. With respect to the term loan, in addition to regularly scheduled installment principal and interest payments, the loan agreement requires that we apply the first $5.0 million of proceeds from designated asset sales to the repayment of the original term loan. As of September 30, 2000, no amounts had been applied to this requirement. Proceeds used to repay the term loan cannot be reborrowed.

         Our second long-term debt facility is the indenture governing our 14.25% notes. As of September 30, 2000, the principal amount outstanding under our 14.25% notes was approximately $126.7 million, which is unchanged from the principal amount outstanding at June 30, 2000. The indenture contains covenants that restrict or limit our ability to, among other things, sell assets, pay dividends, redeem stock and incur additional indebtedness. Under the indenture, we may not sell assets unless we receive fair market value and at least 75% of the consideration is in cash or assets to be used in our coal mining business. The indenture also limits our ability to use asset sale proceeds. Specifically, the indenture permits us to use the first $1.0 million of asset sale proceeds for general corporate purposes. We may use proceeds in excess of $1.0 million for permitted purposes, including retiring senior secured debt and making capital expenditures. To the extent we do not use asset sale proceeds in excess of $1.0 million for permitted purposes, we must use 60% of those proceeds to redeem notes at a purchase price generally equal to the principal amount thereof plus accrued and unpaid interest. We may use the remaining 40% for general corporate purposes. The indenture also prohibits us from making restricted payments, such as cash dividends and stock redemptions, unless several requirements are met. Except for permitted debt, which includes senior debt up to $55.0 million, debt existing as of October 1, 1999, indebtedness represented by capital lease obligations, mortgage financings or purchase money obligations, and other specified debt, the indenture prohibits us from incurring additional indebtedness unless we meet a fixed charge ratio test.

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

         CAPITAL EXPENDITURES AND OTHER COMMITMENTS AND CONTINGENCIES

         We previously budgeted approximately $6.7 million for capital expenditures for 2000. We currently expect to make capital expenditures of approximately $9.5 million in 2000, $4.1 million of which has been incurred for mine development with an additional $350,000 budgeted for such costs during the remainder of 2000. As discussed in our Form 10-K for the year ended December 31, 1999, and our Form 10-Qs for the quarters ended March 31, 2000 and June 30, 2000, our contract miner has encountered adverse roof conditions in the areas which are being developed to reach the western portion of our coal reserve in Barbour County. Of the $4.1 million of mine development capital expenditures, $3.8 million have been made through September 30, 2000 for our Barbour County operation in order to access the western portion of our reserve and to properly develop the mainline entries for the expected life of that deep mine. If our contract miner is unable to control the roof conditions and increase production from this mine, continued lower-than-expected production could have an adverse effect on our borrowing availability, liquidity, financial condition and results of operations. Please see "- Barbour County Operation" below for a more detailed discussion of the status of the roof conditions and future plans for this mining operation. We expect to pay for all such additional expenditures from operating cash and borrowings under our credit facilities.

         We are required to pay advance minimum royalties under our coal leases. Advance minimum royalties represent payments that we make as the coal lessee to landowners for the right to mine coal from the landowners' property. We expect to make advance minimum royalty payments under our current leases of approximately $4.4 million for fiscal year 2000; $3.5 million in 2001; $2.6 million in 2002; $2.6 million in 2003; and $2.6 million in 2004.

         We have various office and mining equipment operating lease agreements. The minimum annual rentals for office and mining equipment, including amounts accrued for leasehold termination costs, is expected to be approximately $7.2 million for fiscal year 2000. Future minimum annual rentals for office and mining equipment, including amounts accrued for leasehold termination costs, is currently expected to be approximately $3.6 million in 2001; $1.8 million in 2002; $503,000 in 2003; and $265,000 in 2004.

         NEW CONTRACTS WITH POTOMAC ELECTRIC POWER COMPANY

         As reflected in our Form 10-K for the year ended December 31, 1999, our two contracts with Potomac Electric Power Company to supply approximately 2.2 million tons of coal to its Chalk Point and Morgantown plants expire on December 31, 2000. We recently entered into two new contracts with Potomac Electric Power Company to supply 1.5 million tons of coal to the Chalk Point, Morgantown and Dickerson plants in 2001. In addition to the contracts for 2001, we entered into a contract to supply between 1.3 and 2.0 million tons of coal to these Potomac Electric Power Company plants for 2002. Due to market considerations and other factors, we elected to commit fewer tons under these contracts than we had in 2000.

         BARBOUR COUNTY OPERATION

         As discussed in our Form 10-K for the year ended December 31, 1999, and our Form 10-Qs for the quarters ended March 31, 2000 and June 30, 2000, the contract miner for our Barbour County deep mine has encountered adverse roof conditions in the areas which are being developed to reach the western portion of our coal reserve. The roof conditions have required us to make substantial unplanned capital expenditures and have significantly reduced coal production from this mine. Our contract miner has been working with third party roof control specialists and using various roof control techniques to improve the roof conditions in the mine. While our contract miner has reported some changes and minor improvements in the roof conditions, these changes and improvements have not been substantial enough to date to accurately predict if future conditions will improve and enable the contract miner to increase coal production. In addition, the geologic information regarding this reserve indicates that our contract miner has not yet reached the areas in the reserve where roof conditions are expected to improve. Accordingly, during the fourth quarter, our contract miner has and will continue the development work in an effort to improve roof conditions and to reach those areas of the reserve. If roof conditions do improve, future coal production from this operation should begin to return to acceptable levels. However, we cannot assure you that this will occur. If our contract miner is unable to control the roof conditions and increase production from this mine, continued lower-than-expected coal production will have an adverse effect on our borrowing availability, liquidity, financial condition and results of operations.

         Because of the uncertainty of the future of our existing Barbour County mine, we have been evaluating alternative ways to supplement or replace the coal production from this operation. Based on our evaluations, we are planning to develop the Upper Kittanning seam which lies approximately 45 to 50 feet above our Middle Kittanning reserve, which is the seam currently being mined by our contract miner. We currently control approximately 20 million tons of coal in the Upper Kittanning reserve, and will develop this seam by ramping up from our existing workings in the Middle Kittanning seam. The initial mining in the Upper Kittanning seam will be in an area that lies to the south of where our contract miner is currently working, and is near an area where prior mining operations did not encounter difficult roof conditions. If successful, this project will enable us to utilize our existing mine infrastructure and surface facilities that serve our Barbour County operation. During the fourth quarter, we will be finalizing our development plans for this project. If the roof conditions and coal production in our existing deep mine do not improve during the fourth quarter, we plan to begin the development work to ramp up to the Upper Kittanning seam in the first quarter of 2001. Depending on the nature of the strata between the two coal seams and other factors, we currently estimate that the development cost for this project will range between $750,000 and $1 million, and that the development work will take approximately three to five months to complete. While we believe that it will be feasible to develop the Upper Kittanning seam from our existing operation, the development and success of a mining operation in that seam are subject to many risks and uncertainties, many of which are beyond our control. Accordingly, we cannot assure you that we will be able to develop and successfully mine the Upper Kittanning seam.

         FUTURE LIQUIDITY NEEDS AND DEBT SERVICE REQUIREMENTS

         As noted in the report of our independent accountants for the year ended December 31, 1999, we had significant losses from operations in 1999 and 1998, and we face significant future debt service requirements. Specifically, beginning with the October 1, 2000 interest payment, all interest payments on our 14.25% notes must be paid in cash. We funded the October 1, 2000 interest payment of approximately $9.0 million with the proceeds of the $6.3 million supplemental term loan provided by Foothill and cash flow from operations. We will have to pay all future interest payments from operating cash flow, borrowings under credit facilities, asset sale proceeds or other sources.

         In 2001, we will be required to make debt service payments in excess of $23.5 million. In order to meet these debt service obligations, we plan to continue to implement our business plan as discussed in greater detail in our Form 10-K for the year ended December 31, 1999. We believe that we will be able to maintain the cost savings that have been achieved through the use of contract miners at our deep mines, and that these cost savings will improve income from operations (prior to depreciation, depletion and amortization) during the remainder of 2000 and into 2001. Based on our current projections, we expect to meet our debt service requirements in 2001 with cash flow from operations and borrowings under our credit facilities. However, we cannot assure you that we will be able to do this, and we may have to rely on asset sale proceeds and other resources from third parties to meet these obligations. Our ability to pay our debt service is subject to risks and uncertainties, including the risks and uncertainties associated with our Barbour County operation and the other risks and uncertainties identified in this report, and our ability to maintain cost savings and improve income from operations, to increase coal production from our mining operations, and to sell assets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

         COAL SALES AND RELATED REVENUES. Coal sales and related revenue were $58.4 million for the three months ended September 30, 2000 compared to $60.0 million for the three months ended September 30, 1999, a decrease of 2.7%. This decrease is the result of a $2.4 million decrease in revenue generated from the sale of company-produced coal in the third quarter of 2000 compared to the same period in 1999. This revenue decline was primarily the result of selling 50,000 fewer tons of company-produced coal in the third quarter of 2000 compared to the same period in 1999. The decrease in company-produced coal revenue was, however, partially offset by an increase in revenues from our ash and waste fuel operations in the third quarter of 2000 as compared to the third quarter of 1999. The increase in these revenues was primarily due to higher sales volume.

         Coal sales volume declined by approximately 69,000 tons to approximately 2.1 million tons for the quarter ended September 30, 2000, a decrease of 3.2% from the same period in 1999. The decrease in coal sales volume is attributable to a 50,000 ton reduction in the sale of company-produced coal and a 19,000 ton decrease in the sale of brokered coal. The decrease in the sales volume of company-produced coal was due to lower coal production, which was attributable primarily to the following:

         o We are no longer producing coal from our Webster and Preston County mining operations. During the third quarter of 1999, we produced approximately 83,000 and 49,000 tons, respectively, from these operations. Production from our Webster County operation ceased in the third quarter of 1999 when the reserves in the deep mine were exhausted. Production from our Preston County operation ceased in the first quarter of 2000 due to the depletion of the reserves for that operation.

         o Tonnage levels at our Barbour County deep mine were 34,000 tons lower in the third quarter of 2000 than the same period in 1999 due to poor roof conditions as discussed in our Form 10-K for the year ended December 31, 1999, and our Form 10-Qs for the quarters ended March 31, 2000 and June 30, 2000. Please see "Liquidity and Capital Resources - Barbour County Operation" above for a more detailed discussion of the status of the roof conditions and future plans for this mining operation.

        While we experienced reduced production at the mines as described above, tonnage levels during the third quarter of 2000 as compared to the same period in 1999 increased at our deep mining operations in Grant and Upshur Counties, West Virginia. These increases partially offset the production decreases discussed above.

         COST OF OPERATIONS AND SELLING EXPENSES. The cost of operations and selling expenses totaled $52.4 million for the quarter ended September 30, 2000, compared to $54.0 million for the quarter ended September 30, 1999, a decrease of 3.0%. The cost per ton of operations and selling expenses for company-produced and brokered coal for the quarter ended September 30, 2000 was $24.93 per ton compared to $24.84 per ton for the quarter ended September 30, 1999, an increase of 0.4%.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization was approximately $4.4 million for the quarter ended September 30, 2000 as compared to $4.6 million for the quarter ended September 30, 1999.

         OTHER OPERATING EXPENSES. Other operating expenses for the quarter ended September 30, 2000 were $1.8 million compared to $3.9 million for the quarter ended September 30, 1999. Included in other operating expenses are general and administrative expenses, financial restructuring fees, unusual charges, and loss on impairment charges. General and administrative expenses decreased 10.0%, from $2.0 million for the quarter ended September 30, 1999 to $1.8 million for the same period in 2000. This decrease resulted from the elimination of certain corporate overhead costs. Financial restructuring fees related to the restructuring of our 14.25% notes were recorded in the quarter ended September 30, 2000 in the amount of $21,000 as compared to $872,000 of such costs in the same period of 1999. All material costs related to our financial restructuring have now been recorded and any future costs associated with the restructuring are not expected to be material. During the three month period ended September 30, 1999, we recorded a loss on impairment of $1.1 million, of which $600,000 was related to the impairment of certain assets at our Barbour County deep mine which were no longer useful in the mining operation, and $1.0 million of additional reclamation and close down costs associated with the close down of our Webster County operations. These impairment charges were partially offset by $500,000 of income generated from the disposition of certain coal reserves located in Preston and Taylor Counties, West Virginia, for which impairment charges had previously been recorded. We have not recorded any such impairment losses during the three month period ended September 30, 2000.

         INTEREST EXPENSE. Interest expense was $4.2 million for the quarter ended September 30, 2000, compared to $3.7 million for the quarter ended September 30, 1999, an increase of 13.5%. The increase in interest expense was due to our financial restructuring. The additional interest related to the financial restructuring was partially offset by a reduction in interest expense incurred under our revolving credit facility due to reduced borrowings under that facility.

         OTHER INCOME. Other income includes interest, gain or loss on sale of fixed assets, royalties, commissions and miscellaneous income. Other income for the quarter ended September 30, 2000 was approximately $1.3 million which is unchanged from the same quarter of 1999.

         INCOME TAXES. An income tax benefit of $200,000 was recorded for the quarter ended September 30, 2000, to reflect the deferred tax benefit which resulted from the cancellation of indebtedness income from the financial restructuring. An income tax benefit was not recorded for the quarter ended September 30, 1999. The income tax benefit, or provision, for the period is based on the effective tax rate expected to be applicable for the full year. A full valuation allowance has been established on the remaining net operating loss carryforwards and capital loss carryforwards because we believe that it is more likely than not that these assets will not be realized.

         NET LOSS. For the quarter ended September 30, 2000, our net loss available to common stockholders was $3.5 million compared to a net loss of $5.6 million for the quarter ended September 30, 1999, a decrease of approximately 37.5%.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

         COAL SALES AND RELATED REVENUES. Coal sales and related revenue were $170.7 million for the nine months ended September 30, 2000 compared to $173.7 million for the nine months ended September 30, 1999, a decrease of 1.7%. This decrease is the result of a $12.3 million decrease in revenue generated from the sale of company-produced coal in the first nine months of 2000 compared to the same period in 1999. This revenue decline was primarily the result of selling 379,000 fewer tons of company-produced coal in the first nine months of 2000 compared to the same period of 1999. The decrease in company-produced coal revenue was, however, partially offset by an increase in revenues from our brokered coal and, to a lesser extent, increased revenue from our ash and waste fuel operations in the first nine months of 2000 as compared to the first nine months of 1999. The increase in these revenues was primarily due to higher sales volume.

         Coal sales volume declined by approximately 165,000 tons to 6.1 million tons for the nine months ended September 30, 2000, a decrease of 2.6% from the same period in 1999. The decrease in coal sales volume is attributable to a 379,000 ton reduction in the sale of company-produced coal and offset by a 214,000 ton increase in the sale of brokered coal. The decrease in the sales volume of company-produced coal was due to lower coal production, which was attributable primarily to the following:

         o We are no longer producing coal from our Webster and Preston County mining operations. During the first nine months of 1999, we produced approximately 444,000 and 142,000 tons, respectively, from these operations. Production from our Webster County operation ceased in the third quarter of 1999 when the reserves in the deep mine were exhausted. Approximately 9,000 tons were produced from our Preston County operation in the first quarter of 2000 prior to the depletion of the reserve base for that operation.

         o Tonnage levels at our Barbour County deep mine were 269,000 tons lower in the first nine months of 2000 due to poor roof conditions as discussed in our Form 10-K for the year ended December 31, 1999, and our Form 10-Qs for the quarters ended March 31, 2000 and June 30, 2000. Please see "Liquidity and Capital Resources - Barbour County Operation" above for a more detailed discussion of the status of the roof conditions and future plans for this mining operation.

        While we experienced reduced production at the mines as described above, tonnage levels during the first nine months of 2000 as compared to the same period in 1999 increased at our deep mine in Garrett County, Maryland and at our deep mining operations in Upshur and Grant Counties, West Virginia. These increases partially offset the production decreases discussed above.

         COST OF OPERATIONS AND SELLING EXPENSES. The cost of operations and selling expenses totaled $151.2 million for the nine months ended September 30, 2000, compared to $157.4 million for the nine months ended September 30, 1999, a decrease of 3.9%. The cost per ton of operations and selling expenses for company-produced and brokered coal for the nine months ended September 30, 2000 was $24.66 per ton compared to $25.00 per ton for the nine months ended September 30, 1999, a decrease of 1.4%.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization was approximately $13.3 million for the nine months ended September 30, 2000 as compared to $13.4 million for the nine months ended September 30, 1999.

         OTHER OPERATING EXPENSES. Other operating expenses for the nine months ended September 30, 2000 were $5.8 million compared to $11.3 million for the nine months ended September 30, 1999. Included in other operating expenses are general and administrative expenses, financial restructuring fees, unusual charges, and loss on impairment charges. General and administrative expenses decreased 8.9%, from $5.6 million for the nine months ended September 30, 1999 to $5.1 million for the same period in 2000. This decrease resulted primarily from the elimination of certain overhead costs associated with the use of contract miners at our deep mining operations and, to a lesser extent, the elimination of certain corporate overhead costs. Financial restructuring fees of $542,000 were recorded in the nine months ended September 30, 2000 related to the restructuring of our senior notes as compared to the $1.2 million of such costs recorded in the nine months ended September 30, 1999. All material costs related to our financial restructuring have now been recorded and any future costs associated with the restructuring are not expected to be material. We also recorded $158,000 of unusual charges in the first nine months of 2000 related to severance costs associated with management changes. There were no such unusual charges recorded in the first nine months of 1999. During the first nine months of 1999, we recorded a loss on impairment of $4.5 million of which approximately $500,000 was related to the impairment of certain assets at our Barbour County deep mine which were no longer useful in the mining operation, $1.0 million of additional reclamation and close down costs associated with the close down of our Webster County operations, $1.1 million related to the discontinuance of certain software resulting from the change to the use of contract miners at our deep mine operations and $2.4 million related to certain properties located in Tazewell County, Virginia. These impairment charges were partially offset by $500,000 of income generated from the disposition of certain coal reserves located in Preston and Taylor Counties, West Virginia, for which previous asset impairment charges had been recorded. We have not recorded any such impairment losses during the first nine months of 2000.

         INTEREST EXPENSE. Interest expense was $12.5 million for the nine months ended September 30, 2000 compared to $10.9 million for the nine months ended September 30, 1999, an increase of 14.7%. The increase in interest expense was due to our financial restructuring. The additional interest related to the financial restructuring was partially offset by a reduction in interest expense recorded under our revolving credit facility due to reduced borrowings under that facility.

         OTHER INCOME. Other income includes interest, gain or loss on sale of fixed assets, royalties, commissions and miscellaneous income. Other income for the nine months ended September 30, 2000 was approximately $3.3 million which is comparable to the $3.2 million for the same period of 1999.

         INCOME TAXES. An income tax benefit of $780,000 was recorded for the nine months ended September 30, 2000, to reflect the deferred tax benefit which resulted from the cancellation of indebtedness income from the financial restructuring. An income tax benefit of $200,000 was recorded for the nine months ended September 30, 1999, which reflected a refund related to a prior year federal tax deposit. The income tax benefit, or provision, for the period is based on the effective tax rate expected to be applicable for the full year. A full valuation allowance has been established on the remaining net operating loss carryforwards and capital loss carryforwards because we believe that it is more likely than not that these assets will not be realized.

         NET LOSS. For the nine months ended September 30, 2000, our net loss available to common stockholders was $9.6 million compared to a net loss of $17.9 million for the nine months ended September 30, 1999, a decrease of approximately 46.4%.

DIVIDEND RESTRICTIONS AFFECTING SUBSIDIARIES

         As of September 30, 2000, there were no restrictions affecting the ability of the subsidiaries guaranteeing our 14.25% notes to make distributions to us or other subsidiaries, except for restrictions in our loan agreement with Foothill and those restrictions provided by law generally, such as the requirement of adequate capital to pay dividends under corporate law. The loan agreement with Foothill provides that, in order to advance funds to us, the borrowers under the loan agreement must have borrowing availability of at least $5.0 million after giving effect to the advances of funds (or $10.0 million if advances are for prepayment or purchases of our 14.25% notes). As of September 30, 2000, revolving credit availability under the loan agreement was approximately $16.7 million. Thus, the maximum amount which the borrowers could have advanced to us on that date was approximately $11.7 million.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Information about market risks for the nine-month period ended September 30, 2000 does not differ materially from that discussed in Item 7A of our Form 10-K for the year ended December 31, 1999.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No material litigation has been filed against us during the nine months ended September 30, 2000. In addition, there were no material changes during the third quarter in legal proceedings previously disclosed by us.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit number 27, Financial Data Schedule, is filed herewith.

(b)      Reports on Form 8-K.

         Form 8-K, filed August 16, 2000, reporting on Item 5, regarding our financial results for the quarter ended June 30, 2000.

         Form 8-K, filed August 23, 2000, reporting on Item 5, regarding our receipt of a commitment letter from Foothill Capital Corporation to provide us with a $6.3 million supplemental term loan.

         Form 8-K, filed September 12, 2000, reporting on Item 4, regarding a change in our certifying accountant.

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

Dated:  November 13, 2000

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

Dated:  November 13, 2000

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

Dated:  November 13, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ANKER POWER SERVICES, INC.


                                           By:      /s/ Richard B. Bolen
                                                 --------------------------
                                                    Title:  President


                                           By:     /s/ David D. Struth
                                                 --------------------------
                                                    Title: Treasurer

Dated:  November 13, 2000

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

Dated:  November 13, 2000

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

Dated:  November 13, 2000

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

Dated:  November 13, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              HAWTHORNE COAL COMPANY, INC.


                                              By:      /s/ Charles C. Dunbar
                                                    --------------------------
                                                       Title:  President


                                              By:     /s/ David D. Struth
                                                    --------------------------
                                                       Title: Treasurer

Dated:  November 13, 2000

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

Dated:  November 13, 2000

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

Dated:  November 13, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KING KNOB COAL CO., INC.


                                        By:    /s/ David D. Smith
                                            --------------------------
                                               Title:  President and Treasurer





Dated:  November 13, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MARINE COAL SALES COMPANY


                                        By:      /s/ Larry F. Kaelin
                                               --------------------------
                                                 Title:  President


                                        By:     /s/ David D. Struth
                                               --------------------------
                                                 Title: Treasurer

Dated:  November 13, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MELROSE COAL COMPANY, INC.


                                       By:      /s/ David D. Struth
                                              --------------------------
                                                Title:  President and Treasurer





Dated:  November 13, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NEW ALLEGHENY LAND HOLDING COMPANY, INC.


                                        By:      /s/ David D. Struth
                                               --------------------------
                                                 Title:  President and Treasurer





Dated:  November 13, 2000

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

Dated:  November 13, 2000

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

Dated:  November 13, 2000

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

Dated:  November 13, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VANTRANS, INC.


                                     By:      /s/ David D. Struth
                                          --------------------------
                                              Title:  President and Treasurer





Dated:  November 13, 2000

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

Dated:  November 13, 2000