Form 10-K
period 2000-12-31
ANKER COAL GROUP INC
filed 2001-04-13
CIK 1022356

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K

                               -------------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-39643

                             ANKER COAL GROUP, INC.
             (Exact Name Of Registrant As Specified in Its Charter)

                          Delaware                                                  52-1990183
--------------------------------------------------------------          ------------------------------------
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

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   _X_   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of April 12, 2001: None.

The registrant has one class of common stock, par value $0.01 per share. The number of shares of registrant's common stock outstanding as of April 12, 2001 was 7.083 after giving effect to a 1 for 1,000 reverse stock split completed on April 12, 2001.

DOCUMENTS INCORPORATED BY REFERENCE: SEE PAGES 89 TO 91 FOR THE EXHIBIT INDEX.

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

                             ANKER COAL GROUP, INC.
                                    FORM 10-K
                      FOR THE FISCAL YEAR DECEMBER 31, 2000

                                TABLE OF CONTENTS

PART I                                                                                                     PAGE

     Item 1     Business                                                                                     1
     Item 2     Properties                                                                                  14
     Item 3     Legal Proceedings                                                                           16
     Item 4     Submission of Matters to a Vote of Security Holders                                         16

PART II

     Item 5     Market for Registrant's Common Equity and Related Stockholder Matters                       17
     Item 6     Selected Financial Data                                                                     17
     Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operation        18
     Item 7A    Quantitative and Qualitative Disclosures About Market Risk                                  37
     Item 8     Consolidated Financial Statements and Supplementary Data                                    39
     Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        62

PART III

     Item 10    Directors and Executive Officers of the Registrant                                          63
     Item 11    Executive Compensation                                                                      64
     Item 12    Security Ownership of Certain Beneficial Owners and Management                              68
     Item 13    Certain Relationships and Related Transactions                                              68

PART IV

     Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                            69


                        ********************************


                           FORWARD-LOOKING DISCLAIMER


This report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding our intent, belief or current expectations for performance, our ability to implement our business plan or related industry developments. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Readers are further cautioned that our actual results, levels of activity, performance or achievements, or industry results may differ materially from those described or implied in the forward-looking statements as a result of various factors, many of which are beyond our control. These factors include, but are not limited to: general economic and business conditions; our ability to implement our business plan, achieve anticipated coal production levels and maintain cost savings; the availability of liquidity and capital resources; our ability to secure new mining permits; changes in the coal production and electricity generation industries; weather; adverse geologic conditions; variations in coal seam thickness; variations in rock and soil overlying the coal deposit; risks inherent in mining; the ability of our contract miners to perform their contractual obligations; a disruption in or an increase in the cost of transportation services; early modification or termination of our long-term coal supply contracts; renewal of coal supply contracts; competition within the coal production and electricity generation industries; government regulation and regulatory uncertainties; price fluctuations; and labor disruptions. In addition to these factors, our business is subject to other risks. For a description of these risks, please see Exhibit
99.2 to Form 8-K filed with the Securities and Exchange Commission on February 26, 2001.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         We were organized as a corporation in August 1996 under the laws of the State of Delaware. We were organized in order to effect a recapitalization of our predecessor, Anker Group, Inc., which had been engaged in the production of coal since 1975. To effect the recapitalization, First Reserve Corporation purchased approximately 54.1% of our common stock and 10,000 shares of our Class B preferred stock for $50.0 million in cash. In addition, senior management and Anker Holding B.V. exchanged an aggregate of 7.5% of Anker Group, Inc.'s common stock for shares of Anker Coal Group, Inc.'s common stock. Anker Coal Group, Inc. then acquired the remaining 92.5% of Anker Group, Inc.'s common stock from Anker Holding B.V. for approximately $87.0 million. We partially funded the $87.0 million by issuing $25.0 million of Class A preferred stock to Anker Holding B.V. We paid the remaining $62.0 million in cash, $12.0 million of which we borrowed under our then existing credit agreement. That credit agreement was replaced by our current credit facility on November 21, 1998. In addition, we assumed $152.0 million of Anker Group, Inc.'s outstanding liabilities.

         We are a holding company for 18 direct and indirect wholly-owned subsidiaries through which we produce, process and sell bituminous coal that is used principally to generate electricity and to produce coke for use in making steel. We currently own or control substantial coal reserves in West Virginia, Maryland, Virginia and Kentucky. We currently operate seven deep mines, three surface mines and four preparation plants located in West Virginia and Maryland. In 1999, we changed from operating our deep mines with our own employees to using contract miners to operate these deep mines for us. As more fully described below in "Mining Operations - Coal Production", we have recently taken over the operation of our Spruce Mine No. 1 and Sentinel Mine in Upshur and Barbour Counties, West Virginia, respectively, as a result of the contract miner notifying us that it was ceasing production at these deep mines. We have employed supervisory employees of the contract miner and have entered into an agreement with the contract labor force supplier so that we may continue to operate these mines. We continue to operate our surface mines ourselves. Our coal mines and reserves are located in close proximity to rail and water transportation services or are within short trucking distances to our customers.

         We primarily market and sell our coal to electric utilities located in the Northeast and mid-Atlantic states and to domestic coking facilities. All of our revenues are attributable from within the United States and all of our property and assets are located in the United States. The utilities that we currently sell our coal to use modern generating processes that will allow them to continue using our coal after implementation of Phase II of the Clean Air Act. In addition to selling coal that we produce from our own mines, we sell coal that we purchase from other producers, which is referred to as brokered coal. We also arrange for coal that others produce to be sold to third parties, which is referred to as commission coal.

         For a discussion of significant developments in 2000 and 2001, including our recently completed exchange offer, see "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

MINING OPERATIONS

COAL PRODUCTION

         During 2000, we conducted mining operations at seven deep mines and three surface mines in seven counties in West Virginia and in Garrett County, Maryland. Approximately 79.2% of our production originated from our deep mines, and approximately 20.8% of our production originated from our surface mines. The following table presents the production, including coal purchased from third parties for blending, from each of the counties in which we produced coal for the previous five years:

COUNTY, STATE                                        2000      1999      1998      1997     1996
--------------                                       ----      ----      ----      ----     ----
                                                               (TONS IN THOUSANDS)
Upshur County, West Virginia                        2,021     1,406       960       204        -
Barbour County, West Virginia                         594       998     1,222     1,555    1,787
Monongalia County, West Virginia                      575       743     1,134     1,299    1,743
Garrett County, Maryland                              519       460       286       305      300
Raleigh County, West Virginia                         511       585       941     1,016      948
Grant County, West Virginia                           410       331       703       623        -
Harrison County, West Virginia                        361       350       316       725        -
Preston County, West Virginia                           9       173       512       694      886
Webster County, West Virginia                           -       451     1,271     2,012    1,998
Shelby County, Alabama(1)                               -         -         -       182        -
                                                    -----     -----     -----     -----    -----

          Total                                     5,000     5,497     7,345     8,615    7,662
                                                    =====     =====     =====     =====    =====

----------

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

         UPSHUR COUNTY, WEST VIRGINIA. We own a deep mine complex in Upshur County, West Virginia consisting of two deep mines and related coal preparation and loading facilities. We commenced production in our first deep mine, known as the Spruce Mine No. 1, in July 1997. This deep mine is in the Upper Freeport seam, and as of December 31, 2000, had approximately 5.3 million tons of recoverable reserves. The quality of the reserves at the Spruce Mine No. 1 averages 1.8 lbs.SO2/MMBtu, 9% ash, 13,000 Btu's per pound, 6.0% moisture and 33 volatility. We entered into a contract mining agreement for the operation of this deep mine, and the contract miner began operations on June 1, 1999. The contract miner produced approximately 1.1 million tons of coal from this deep mine in 2000. On March 30, 2001, the contract miner advised us that it was ceasing operations at this mine. As a result, we have taken steps to continue the operation of this mine, including securing the employment of supervisory employees of the contract miner and entering into an agreement with the labor force supplier. Production resumed at this mine on April 2, 2001, after being idled for two days. Consistent with our business plan to use contract miners in our deep mines, we plan to evaluate securing a new contract miner for this deep mine.

         In September 1999, a contract miner commenced production from a new deep mine in the Kittanning seam in Upshur County. This deep mine, known as the Spruce Mine No. 2, has approximately 16.0 million tons of recoverable reserves. The quality of these reserves averages 1.90 lbs.SO2/MMBtu, 9% ash, 13,000 Btu per pound and 33 volatility. The contract miner produced approximately 728,000 tons of coal from this deep mine in 2000.

         We purchased approximately 228,000 tons of coal during 2000 from third parties which we used to supplement our production from our Upshur County deep mines. During 2000, we sold approximately 95% of the shipments from our deep mines in Upshur County to Potomac Electric Power Company, Pennsylvania Power & Light, Baltimore Gas & Electric Company, and Lehigh Portland Cement.

         As previously disclosed, during 2000, the performance of both of our deep mines in Upshur County was adversely affected by lower than expected clean coal recovery. The clean coal recovery has been lower than expected from those mines due to a variety of adverse geologic and mining conditions. It was also impacted due to high employee attrition rates for our contract miners and a shortage of qualified personnel in the labor market to fill skilled positions. At our Spruce Mine No. 2 in Upshur County, the contract miner has been producing coal from areas near the mine opening. Due to adverse geologic and mining conditions in these areas, the clean coal recovery, and hence, total clean coal production, from this mine have been lower than expected. The remainder of the coal reserve for this deep mine lies on the other side of a stream which runs across the surface of this reserve. Based on all available geologic and other information relating to the coal reserves on the other side of the stream, we believe that the geologic and mining conditions should improve and that the clean coal recovery and production from this mine should increase as those reserves are developed. The contract miner began efforts to add a third production unit in the mine to begin mining under the stream in mid-2000. However, the addition of this third unit was delayed for approximately four months due to equipment availability problems and a severe labor shortage. The manpower and equipment for this new production unit were finally acquired and the work to mine under the stream began in November 2000. As expected, the contract miner is experiencing adverse roof conditions in the areas under this stream which are adversely affecting current recovery and production from this mine. The contractor has recently reported that while the mining conditions have been difficult, they are improving as the production unit advances to the other side of the stream.

         As part of our Upshur County mining complex, we own and operate a 700-tons-per-hour preparation plant known as the Sawmill Run Plant. We acquired the plant from a subsidiary of Pittston Coal Company, and have upgraded the plant. We also own and operate a train loading facility on the CSX railroad which is adjacent to the Sawmill Run Plant. The loading facility is a high-speed unit train loading facility with an automatic sampling system. The total cost of the plant and equipment associated with our Upshur County operations was approximately $29.2 million at December 31, 2000, and its net book value was approximately $21.8 million.

         We control approximately 63.7 million tons of recoverable reserves in Upshur County. All of these reserves are steam coal, assigned reserves and are classified as deep mineable. Assigned reserves consist of coal that could reasonably be expected to be processed in existing coal preparation plants.

         In addition to the deep mines that we currently own in Upshur County, we have been evaluating and are now pursuing a project that would utilize our other assets in the county. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources -- Our Business Plan to Improve Operating and Financial Performance -- Upshur County Power Project."

         BARBOUR COUNTY, WEST VIRGINIA. We own a deep mine complex in Barbour County, West Virginia, known as the Sentinel Mine. The complex consists of a deep mine in the Middle Kittanning seam and related coal preparation and loading facilities. Coal from the Sentinel Mine's Middle Kittanning seam averages 2.0 lbs.SO2/MMBtu, 9% ash, 13,000 Btu per pound, 7.0% moisture and 33 volatility on a fully-washed basis. In 1999, we entered into a contract mining agreement for the operation of our Sentinel Mine, and the contract miner began operation on June 1, 1999.

         In 2000, the contract miner produced approximately 456,000 tons of coal from the Sentinel Mine. We sold approximately 94% of the 2000 shipments, including purchased coal as described below, to Potomac Electric Power Company, AES Corporation, Pennsylvania Power & Light and Logan Generating Company LP.

         In the third quarter of 1999, our contract miner moved the operating sections in the Sentinel Mine from one area of the reserve to another. Since that time, and through December 2000, our contract miner had been developing the new area of the reserve for future production and had encountered significant adverse roof conditions. As a result of the move, the development work and the roof conditions, coal production from this mine was lower than expected in 1999 and 2000. Despite the contract miner having reported improved roof conditions in the mine in December 2000, a substantial, unexpected roof fall occurred in the mine on December 30, 2000. After a complete evaluation of the fall and the then existing roof conditions, we decided to immediately begin the work to construct an underground slope to access the Upper Kittanning seam from the existing mine workings in the Middle Kittanning seam. We currently control approximately 20.4 million tons of recoverable coal in the Upper Kittanning seam, which lies approximately 40 to 50 feet above our Middle Kittanning reserve. Preliminary indications of coal quality from the Upper Kittanning seam average 2.9 lbs. S02/MMBtu, 11.0% ash, 12,800 Btu per pound, 7.0% moisture and 33 volatility on a fully-washed basis.

         We engaged our existing contract miner to construct the underground slope. In order to begin producing coal from the Upper Kittanning seam as soon as possible, the contract miner temporarily ceased coal production in the Middle Kittanning seam and devoted its entire workforce to this project. The contract miner has reached the Upper Kittanning seam and completed underground slope. Up to March 30, 2001, the contract miner was in the process of performing the necessary development work to prepare the seam for coal production. On March 30, 2001, the contract miner notified us that it was ceasing operations in this mine. We took over the operation of the mine on April 2, 2001, and have secured the employment of the contract miner's supervisory employees and entered into an agreement with the contract labor force supplier. Consistent with our business plan to use contract miners in our deep mines, we plan to evaluate securing a new contract miner for this deep mine. Development work and production at this mine resumed on April 2, 2001, after being idled for 2 days. We estimate that the construction work to access the Upper Kittanning seam and the development work to prepare that seam for mining will cost approximately $1.8 million. Once coal production in the Upper Kittanning seam reaches acceptable levels, we will evaluate resuming production in our Middle Kittanning reserve.

         While we believe that we can develop the Upper Kittanning seam from our existing operation, the development and success in that seam, as in any coal seam, are subject to numerous risks and uncertainties, many of which are beyond our control. We cannot assure you that we will be able to successfully develop and mine the Upper Kittanning seam. If we are unable to achieve expected production levels, it could have a material adverse effect on our liquidity, financial condition and results of operations.

         As of December 31, 2000, we had approximately 49.7 million tons of recoverable reserves in Barbour County, including 20.4 million tons of recoverable reserves in the Upper Kittanning seam. All of these recoverable reserves are steam coal, assigned reserves and are classified as deep mineable.

         In addition to the mining operation, we have an on-site, 1,100 tons-per-hour preparation plant. The plant is fed from a 100,000 ton open stockpile that facilitates the shipment of coal through an attached 3,000 tons-per-hour train loading facility. We also have an on-site laboratory that provides sampling and blending capabilities. The total cost of our plant and equipment associated with our Barbour County operations was approximately $14.9 million at December 31, 2000, and its net book value was approximately $6.9 million.

         We purchase coal from surrounding smaller producers to provide additional sales of various qualities for our utility and industrial customers. With our preparation plant capacity, blending ability, on-site laboratory and large stockpile area, we have the ability to blend the purchased coal with the production from the Sentinel Mine to serve a variety of customers. In 2000, we blended approximately 138,000 tons of coal purchased from third parties with production from the Sentinel Mine for shipment to customers.

         MONONGALIA COUNTY, WEST VIRGINIA. We own a surface mining operation in the Waynesburg seam of coal in Monongalia County, West Virginia. In 2000, the operation generally consisted of two surface mines which produced approximately 527,000 tons of coal. Approximately 20% of the 2000 coal shipments were shipped by truck to the Morgantown Energy Associates power plant in Morgantown, West Virginia, where it was blended with waste coal also supplied by us. The balance of the coal production from the surface mining operation was shipped to our nearby rail and river terminal located on the Monongahela River, known as Anker Rail & River Terminal. This coal was blended with brokered coal and shipped by rail and barge to various utilities. In 2000, the quality of coal shipments from Anker Rail & River Terminal averaged 2.5 to 4.3 lbs.SO2/MMBtu, 14 to 16% ash and 11,800 to 12,200 Btu per pound. In addition to these coal shipments, we supplied waste coal to the Morgantown Energy Associates plant and a low Btu blended fuel product to the Grant Town power plant located in Grant Town, West Virginia.

         As of December 31, 2000, we controlled approximately 1.3 million tons of recoverable reserves in the Waynesburg seam in Monongalia County with an average quality of 3.7 lbs.SO2/MMBtu, 16.5% ash and 11,500 Btu per pound. All of these reserves are steam coal, assigned reserves and are surface mineable.

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

         We also own the Rosedale and Dippel river facilities. These facilities are adjacent to the Anker Rail & River Terminal and are used for barge staging and additional ground storage. The total cost of the plant and equipment associated with our Monongalia County operations was approximately $2.1 million at December 31, 2000, and its net book value was approximately $1.8 million.

         In 2000, we purchased approximately 48,000 tons of coal from third parties which we used to blend with coal that we produced from our Monongalia County surface mines.

         GARRETT COUNTY, MARYLAND. We own a deep mine in the Bakerstown seam in Garrett County, Maryland, known as the Steyer Mine. The contract miner for this deep mine produced 519,000 tons of coal in 2000. That coal was shipped by truck to Mettiki Coal Corporation and to our Vindex Mine in Grant County, West Virginia, where it was blended and shipped to Virginia Electric Power Company's (VEPCO) Mount Storm Power Station. Coal mined from the Bakerstown seam averages
1.76 lbs.SO2/MMBtu, 25% ash, 10,200 Btu per pound, 5.0% moisture and 15 volatility. The Steyer Mine has approximately 10.4 million tons of recoverable reserves. The total cost of the plant and equipment associated with the Steyer Mine was approximately $2.2 million at December 31, 2000, and its net book value was approximately $417,000.

         VEPCO's Mt. Storm Power Station is planning an outage during 2001 in order to install pollution scrubbing equipment. As a result of this planned outage, we anticipate producing approximately 105,000 fewer tons of coal in 2001 as compared to 2000 from our Garrett County, Maryland deep mine. We currently anticipate that we will be able to sell a portion of the 105,000 tons in the spot coal market. If we are successful in selling any of this coal, we will adjust production accordingly.

         We control a total of approximately 22.0 million tons of coal reserves in Garrett County. All of these reserves are steam coal reserves. Approximately 91.8% are assigned reserves. Approximately 12.5 million tons, or 56.7%, of these reserves are deep mineable.

         RALEIGH COUNTY, WEST VIRGINIA. We own a deep mine complex in Raleigh County, West Virginia. The complex consists of a deep mine in the Beckley seam of coal, known as the Baybeck Mine, and related coal preparation and loading facilities. In 2000, the contract miner for the Baybeck Mine produced approximately 502,000 tons of premium quality, low volatility metallurgical coal, which is used in coke production and is known as met coal. During 2000, we also purchased approximately 9,000 tons of coal from third parties which we used to supplement the production from the Baybeck Mine. We sold approximately 95% of the 2000 shipments from this mine to AK Steel. Coal from the Baybeck Mine averages 1.0 lbs.SO2/MMBtu, 5.5% ash, 6.0% moisture and 19 volatility.

         The Baybeck Mine has approximately 772,000 tons of recoverable reserves. Depending upon mining conditions and the ability of our contract miner to mine our remaining reserves, the coal reserves for this mine are expected to be exhausted in the first or second quarter of 2002. We are currently evaluating ways to extend the life of this mine. We are also working on plans to enable us to continue using our preparation plant, rail loading and related facilities after our coal reserves are depleted. These plans could involve, among other things, purchasing coal from third party producers or providing processing and loading services. We are currently buying some coal produced by another producer and reselling it under our contract with AK Steel. Our ability to extend the life of our mine or use our assets following depletion of our coal reserves is subject to risks and uncertainties, many of which are beyond our control. Therefore, we cannot assure you that we will be able to achieve either of these goals on terms acceptable to us, if at all.

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

         We own and operate, through a contractor, a 300-tons-per-hour preparation plant, with an on-site train loading facility on the CSX railroad, capable of fast-loading a unit train in four hours. The loading facility is fed from a 150,000 ton open stockpile area adjacent to the preparation plant. The total cost of the plant and equipment associated with our Raleigh County operations was approximately $12.8 million at December 31, 2000, and its net book value was approximately $4.1 million.

         GRANT COUNTY, WEST VIRGINIA. In 2000, we owned and operated a surface mine, known as the Vindex Mine, in the Kittanning and Freeport seams in Grant County, West Virginia. As previously disclosed, in 1999, the Vindex Mine was idled because we had mined all of our then permitted coal reserves and were unable to secure a new mining permit for our adjacent properties due to concerns related to water quality issues. A new permit was subsequently issued on December 17, 1999 after such water quality issues were resolved, and we resumed production from this mine in May 2000. This mine produced approximately 96,000 tons during 2000. We purchased approximately 148,000 tons of coal from third parties in 2000 to supplement our production and meet our obligations under our coal supply contracts.

         In November 2000, we exhausted our permitted surface mining reserves in Grant County, West Virginia and relocated the surface mine to additional permitted reserves that we control in neighboring Allegany County, Maryland. The Vindex Mine resumed coal production from these reserves in January 2001, although an insignificant amount of coal was produced from the Allegany County, Maryland surface mine in December 2000.

         We also own a deep mine, known as the Stony River Mine, in the Bakerstown seam of coal in Grant County, West Virginia. A portion of the production from this mine is blended with coal from the Vindex Mine and shipped to VEPCO's Mount Storm Power Station. With the idling of the Vindex Mine in December, 1998, we idled the Stony River Mine in February 1999. In anticipation of resuming production at the Vindex Mine, we entered into a contract mining agreement for the Stony River Mine, and the contract miner resumed coal production in February 2000. The contract miner produced approximately 166,000 tons of coal from the Stony River Mine during 2000.

         The Grant County, West Virginia reserves for the Vindex Mine and the Stony River Mine contain approximately 15.9 million tons of recoverable coal, all of which are located within several miles of the Mount Storm Power Station. The Allegany County, Maryland reserves which are currently being mined contain approximately 4.1 million tons of recoverable reserves. All of the reserves in Grant and Allegany Counties are steam coal, assigned reserves. Approximately 1.1 million tons, or 3.8%, of the reserves in Grant County are surface mineable. All of the reserves in Allegany County are surface mineable reserves.

         We also own a 200-tons-per-hour preparation plant located at the Vindex Mine in Grant County. The preparation plant processes coal from the Vindex, Steyer and Stony River mines for shipment to VEPCO. The total cost of the plant and equipment associated with our Grant County operations was approximately $5.8 million at December 31, 2000, and its net book value was approximately $1.0 million.

         As noted in the description of our Garrett County, Maryland operations, VEPCO's Mt. Storm Power Station is planning an outage during 2001 in order to install pollution scrubbing equipment. As a result of this planned outage, we anticipate producing approximately 270,000 fewer tons of coal in 2001 as compared to 2000 from our Grant and Allegany County operations. We currently anticipate that we will be able to sell a portion of this 270,000 tons in the spot coal market. If we are successful in doing so, we will adjust production accordingly.

         In addition to the Grant County reserves for the Vindex Mine and the Stony River Mine, we own or control an additional 13.7 million tons of reserves in Grant County. All of these reserves are steam coal, assigned reserves and deep mineable.

         HARRISON COUNTY, WEST VIRGINIA. We own 50% of a limited liability company that operates a deep mine in the Pittsburgh seam of coal in Harrison County, West Virginia, known as the Sycamore Mine. Production from the Sycamore Mine began in May 1997. As of December 31, 2000, the Sycamore Mine had approximately 4.2 million tons of recoverable reserves with an average of 5.8 lbs.SO2/MMBtu, 11% ash, 12,500 Btu per pound and 35 volatility.

         Coal mined from the Sycamore Mine is sold and delivered by truck to Allegheny Power Service Corporation's nearby Harrison Power Station. The Harrison Power Station, which burns more than 5.0 million tons of coal per year, is equipped with a scrubber addition which allows it to burn the high sulfur coal produced at the Sycamore Mine. In 2000, the Sycamore Mine produced approximately 722,000 tons of coal.

         We control a total of approximately 55.7 million tons of reserves in Harrison County, including the Sycamore Mine reserves. All of these reserves are steam coal, assigned reserves and are classified as deep mineable.

         PRESTON COUNTY, WEST VIRGINIA. We operated one deep mine through a contract miner in the Upper Freeport seam in Preston County, West Virginia. This deep mine ceased production in January 2000 upon depletion of its reserves. This mine produced a total of approximately 9,000 tons of coal in 2000, which was sold to Potomac Electric Power Company and Logan Generating Company LP. Coal produced from this deep mine averaged 2.3 lbs.SO2/MMBtu, 11% ash, 12,800 Btu per pound, 6.0% moisture and 28 volatility on a fully-washed basis. We will serve our customers previously supplied with coal produced from this deep mine with coal produced from our Barbour and Upshur county mining operations.

         We own a 250-tons-per-hour preparation plant in Preston County where the coal from our contract deep mine was processed. The plant has blending capabilities, a sophisticated sampling system and a 1,200-tons-per-hour CSX unit train loading facility. The plant has a 60,000 ton storage capacity.

         In July 1999, we sold substantially all of the coal reserves we controlled in Preston County for approximately $1.3 million in cash plus royalties on future production. As a part of this sale, we entered into call agreements with the buyer under which we have the option to purchase up to 800,000 tons of coal per year through 2009 and 600,000 tons in 2010 produced by the buyer from its existing coal mines at agreed upon prices. A gain of approximately $500,000 from this sale was recognized in the third quarter of 1999. As a result of that sale, we now only control approximately 643,000 tons in Preston County.

         The total cost of the plant and equipment associated with our Preston County operations was approximately $1.0 million at December 31, 2000, and its net book value was zero.

         WEBSTER COUNTY, WEST VIRGINIA. We previously operated a mining complex in Webster County, West Virginia. The complex consisted of a multiple seam surface mine, a deep mine in the Kittanning Seam operated by a contract miner, and a computer-controlled, 500-tons-per-hour preparation plant located in close proximity to the mines. Coal from the surface and deep mines was blended to make two steam coal products. During the second half of 1998, the coal mined at the surface operation began to thin and the quality began to deteriorate. As a result, our cost of production began to rise and the prices for which we could sell the coal began to decrease. Consequently, the surface operation became uneconomic and we idled the surface mine in December 1998. In late 1998 and early 1999, we reevaluated our coal reserves in Webster and Braxton counties. Our ability to economically mine these reserves had been adversely affected by rising production costs and decreasing coal prices, and we concluded that we could not economically mine these reserves at that time. Consequently, we impaired the entire carrying value of the properties in 1998 and had recorded exit costs associated with these operations. The deep mine continued to operate through September 1999, at which time the reserves in the deep mine were exhausted. We substantially completed reclamation of the surface mine properties during the third quarter of 2000. We do not expect to resume operations in Webster County in the foreseeable future.

         OTHER RESERVES. In addition to the reserves in connection with our existing mining operations discussed above, we own or control substantial additional reserves, including approximately 218.0 million tons of reserves in Taylor County, West Virginia. All of the reserves in Taylor County are steam coal, unassigned and are classified as deep mineable. They have an average quality of 1.92 lbs.SO2/MMBtu, 10% ash, 13,000 Btu per pound and 31 volatility. We are not currently producing coal from the Taylor County reserves and are holding them for future production. Management periodically reviews the carrying values of these assets as compared to fair market value and makes adjustments as necessary. We also own and control substantial surface mineable coal deposits in Upshur County, West Virginia. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources -- Our Business Plan to Improve Operating and Financial Performance -- Upshur County Power Project" for a further discussion of these coal deposits.

CONTRACT MINING

         During 1999, we had converted from operating our deep mines ourselves to using contract miners to operate these mines for us. In each case, the contract miner is a third party that provides coal extraction services at our mines. The contract miner uses its own employees and supplies to mine the coal from our reserves. The contract miner is generally responsible for making all capital expenditures to advance the mine workings and continue coal production. As a service provider, the contract miner produces the coal for us. We own the coal at all times.

         As previously mentioned, a contract miner serving our Spruce Mine No. 1 in Upshur County and our Sentinel Mine in Barbour County advised us on March 30, 2001, that it was ceasing operations at such mines. As a result, we took over the operation of these mines on April 2, 2001. We have taken measures to continue operating these mines ourselves by hiring supervisory employees of the contract miner and entering into an agreement with the contract labor force supplier.

COAL TRANSPORTATION

         Transportation costs will typically range from 10 to 15% of the cost of a customer's coal for coal trucked to power plants located in coal fields. For eastern utilities supplied by rail, on the other hand, transportation costs will typically range from 25 to 40% of the cost of a customer's coal. Customers receiving coal by truck usually purchase the coal on a delivered basis, freight included. Customers receiving coal by rail, and generally by barge, are responsible for transportation charges. As a result, the availability and cost of transportation constitute important factors for the marketability of coal.

         In 2000, approximately 53.8% of our tonnage traveled by truck and inland waterway barges with the remaining 46.2% traveling by rail on CSX. Although all of our operating mines are currently served only by CSX, we believe that the freight charges we pay are competitive with the charges that other coal producers served by multiple railroads pay. The practices of, and rates set by, the railroad serving a particular mine might affect, either adversely or favorably, our marketing efforts with respect to coal produced from the relevant mine.

COAL MARKETING AND SALES

         We currently conduct our marketing and sales operations primarily in the eastern and mid-western United States. Our sales and marketing staff in Morgantown, West Virginia focus on steam coal sales in the Northeast and mid-Atlantic regions and on metallurgical coal sales to domestic coking plants. Our sales and marketing staff in Carmel, Indiana focus on sales in the mid-western United States.

         In 2000, we sold a total of 9.5 million tons of coal, including approximately 4.4 million tons shipped under long-term contracts with utilities,
3.8 million tons under long-term contracts with independent power producers, 900,000 tons under long-term contracts with metallurgical, industrial and commercial customers, and 400,000 tons under spot market contracts. These spot market contracts are primarily with utility companies. We sold a total of 10.8 million tons of coal in 1999, and 12.3 million tons of coal in 1998.

         Anker Holding B.V., which currently owns all of our outstanding Class A preferred stock and, as a result of the April 12, 2001 exchange offer, less than 1.0% of our common stock, has, through related parties, purchased coal from us in the past for its international trading operations. Anker Holding B.V. did not purchase any coal from us in 2000 or 1999. However, coal purchases from Anker Holding B.V. amounted to approximately $100,000 in 1998.

LONG-TERM COAL SUPPLY CONTRACTS

         During 2000, we supplied coal to approximately 18 different customers on a regular basis. We have entered into various long-term coal supply contracts with our customers, particularly with our regional utilities and independent power producers. We have secured long-term coal supply contracts with an average remaining life of approximately 5.1 years as of January 1, 2001. Our long-term contracts have accounted for approximately 79% of our coal sales revenues from 1998 through 2000. Over the same period, we were successful in renewing in excess of 90% of the annual tons covered by long-term contracts that were up for renewal and that we desired to renew. In addition, over the same period, we renewed or entered into new long-term contracts for 3.8 million tons of annual coal shipments. We believe that customers enter into these long-term contracts principally to secure a reliable source of coal at predictable prices. We enter into these contracts to obtain stable sources of revenues required to support the large expenditures we need to open, expand and maintain the mines servicing the contracts. Our long-term contracts with companies related to AES Corporation accounted for approximately 24% of our revenues in 2000, compared to 18% of our revenues in 1999, and 18% of our revenues in 1998. We have done business with AES Corporation and its related companies for 15 continuous years. Our shipments to VEPCO accounted for approximately 16% of our revenues in 2000 compared to 11% of our revenues in 1999 and 11% of our revenues in 1998. We have 9 continuous years of service to VEPCO. In addition, our shipments to Potomac Electric Power Company (PEPCO) accounted for approximately 20% of our revenues in 2000, compared to 18% of our revenues in 1999 and 10% of our revenues in 1998. We have served PEPCO for 18 continuous years. The loss of any of these customers, or of any of our other long-term contracts, could have a material adverse effect on our financial condition and results of operations.

         The following table sets forth information regarding our long-term coal supply contracts as of January 1, 2001. Of our 17 long-term contracts, 12 expire on the stated expiration date and do not have renewal provisions. Our contracts with BG&E -- Crane Plant, Mettiki Coal Corp., ER&L/AES Thames Plant, MEA Plant and Logan Generating Plant provide for extension upon mutual agreement. The expiration dates listed below are the current expiration dates of our long-term contracts and do not reflect any extensions or renewals. As noted above, during the period from 1998 to 2000, we renewed approximately 90% of the annual tons covered by long-term contracts that were up for renewal and that we desired to renew. In addition, over the same period, we entered into new long-term contracts for 3.8 million tons of annual coal shipments. We do not believe that our renewal rate is dependent upon whether the contract includes renewal provisions.

                                                                CURRENT
                                                 EXPIRATION      ANNUAL           APPROXIMATE       CONTINUOUS
                                                   DATE OF      CONTRACT        TERM OF CURRENT      YEARS OF
                                                   CURRENT       TONNAGE           CONTRACT        SERVICE WITH
        CUSTOMER                                  CONTRACT   (IN THOUSANDS)    (NUMBER OF YEARS)     CUSTOMER
        --------                                  --------   --------------   ------------------     --------

        Lehigh Portland-Union Bridge Plant...      06/30/01        80(1)               2                 2
        PP&L-Brunner Island Plant............      12/31/01       200                  3                 2
        VEPCO-Mt. Storm-Vindex Contract......      12/31/01       360                  3                 9
        AK Steel-Ashland & Middletown Plants.      12/31/01       480(1)               2                 4
        Allegheny Energy-Harrison Plant......      12/31/01       900                  2                10
        BG&E-Wagner Plant....................      12/31/02       100                  3                11
        BG&E-Crane Plant.....................      12/31/02       175                  3                 6
        VEPCO Mt. Storm Plant-Mastellar
        Contract.............................      12/31/02       432                  8                 9
        Mettiki Coal Corp....................      12/31/02       432                  7                 6
        PEPCO-Chalk Point & Morgantown Plants      12/31/02     1,500(2)               2                18
        Grant Town Power Plant...............      12/31/04       240                  5                 1
        ER&L/AES Thames Plant................      03/03/05       650(1)              16                12
        MEA Plant............................      09/14/07       120(1)              15                 9
        AES Shady Point Plant................      12/31/07       600(1)              18                10
        Logan Generating Plant...............      12/31/14       425(1)              21                 6
        AES Beaver Valley Plant..............      12/31/16       576(3)              20                15
        AES Warrior Run Plant................      02/10/20       650(1)              20                 1

----------

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

(2) Reflects the annual contract tonnage for 2001. The annual contract tonnage to be supplied for 2002 is between 1,300 and 2,000 tons.

(3) Reflects an agency agreement under which the customer pays us a fee for all coal delivered to the plant.

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

         Virtually all of our long-term coal supply contracts are subject to price adjustment provisions. These price adjustment provisions provide for an increase or decrease in the contract price at specified times to reflect changes in market price indices or other economic indices, taxes and other charges. Two of our long-term coal supply contracts also contain price reopener provisions. These price reopener provisions provide for the contract price to be adjusted upward or downward at specified times on the basis of market factors. Price reopener provisions might specify an index or other market pricing mechanism on which a new contract price is to be based. Frequently, customers send bid solicitations to other suppliers to establish a new price or to establish a right of first refusal. Some price reopener provisions contain limitations on the magnitude of the price change permitted. Contract prices under long-term coal supply agreements frequently vary from the price at which a customer could acquire and take delivery of coal of similar quality in the spot market.

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

         The operating profit margins we realize under our long-term coal supply contracts vary from contract to contract and depend upon a variety of factors, including price reopener and other price adjustment provisions, as well as our production costs and the cost of brokered coal. Termination or suspension of deliveries under a high-price contract could have a material adverse effect on earnings and operating cash flows disproportionate to the percentage of production that the contracted tonnage delivered represents.

COMPETITION

         The U.S. coal industry is highly competitive, with numerous producers in all coal producing regions. Historically, we have competed primarily with both large and small producers in our region. However, because of significant consolidation in the coal industry over the past few years and other factors, we are now also competing against producers in other regions of the country. In addition, some of our larger competitors have both significantly greater reserve bases and capital resources to utilize mining technologies we cannot use, which gives them a production cost advantage over us.

         The markets in which we sell our coal are highly competitive and affected by factors beyond our control. The coal markets are being affected by numerous factors, including, but not limited to, environmental and other governmental regulations, deregulation of electric utilities, consolidation within the railroad industry, increased role of electricity-based futures trading, reduction in the terms of long-term supply contracts and a greater proportion of coal being purchased on a spot basis.

         In addition to these factors, other long-term factors will affect the continued demand for coal and the prices that we will be able to achieve. These long-term factors include, among others, the demand for electricity, coal transportation costs, technological developments, availability and price of alternative fuel sources, such as natural gas, oil, nuclear energy, hydroelectric power and renewable energy sources, and increased production and sale of synthetic fuel. As a result of these factors, competition and demand for coal in our existing markets could be either positively or negatively affected.

REGULATION AND LAWS

         Federal, state and local authorities regulate the coal mining industry on matters including employee health and safety, permitting and licensing requirements, air quality standards, water pollution, the reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence, which is the sinking or settling of the earth's surface from underground mining, and the effects that mining has on groundwater quality and availability. In addition, significant legislation mandating benefits for current and retired coal miners affects the industry. Mining operations require numerous federal, state and local governmental permits and approvals. We attempt to obtain all necessary permits within a time frame that allows us to mine our reserves on an uninterrupted basis. We generally begin preparing permit applications for areas we intend to mine sufficiently in advance of their expected issuance date as regulatory authorities have considerable latitude in the timing of the issuance of permits.

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

         Although our employee base at December 31, 2000 is significantly lower than it was in prior years, one of our long-term goals is to achieve excellent health and safety performance for our employees, as measured by accident frequency rates and other measures. We believe that our attainment of this goal is inherently tied to our attainment of productivity and financial goals. We seek to implement this goal by, among other measures

         o training our employees in safe work practices;

         o carrying out periodic safety audits at our operations;

         o openly communicating with our employees;

         o establishing, following and improving safety standards;

         o involving our employees in establishing safety standards; and

         o recording, reporting and investigating all accidents, incidents and losses at our operations to avoid recurrences.

         As evidence of the effectiveness of our safety program, the Mine Safety and Health Administration awarded the Webster County surface mine and the Steyer Mine the Pacesetter Award for lowest accident frequency for 1998. The State of West Virginia awarded the preparation plant associated with the Sentinel Mine the Mountain Guardian Award for lowest accident and violation frequency for 1998.

BENEFITS UNDER BLACK LUNG LEGISLATION

         In order to compensate miners who were last employed as miners prior to 1970, the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended by the Black Lung Benefits Revenue Act of 1981 and the Black Lung Benefits Amendments of 1981, levy a tax on production of $1.10 per ton for deep-mined coal and $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the sales price received for such production. In addition, the 1981 Acts provide that some claims for which coal operators had previously been responsible will be obligations of a government trust funded by the tax. The Revenue Act of 1987 extended the termination date of the tax from January 1, 1996 to the earlier of January 1, 2014 or the first January on which the government trust becomes solvent. We maintain a fully-insured program covering all black lung claims through the West Virginia Workers Compensation and the West Virginia Coal Workers' Pneumoconiosis Funds. We have not received any notice of claims for black lung disease which the plans would not cover.

         The United States Department of Labor has adopted amendments to the regulations implementing the federal black lung laws which, among other things,

         o expand the definition of coal works pneumoconiosis,

         o liberalize the standards for entitlement to living miners' and widows' benefits,

         o restrict the number of medical reports a party may use in defending a claim and

         o expand the types of medical conditions for which treatment must be provided.

         Implementation of the amended regulations was stayed by the United States District Court for the District of Columbia on February 9, 2001, when a preliminary injunction was issued in National Mining Association v. Chao.

         If and when the amendments go into effect, they could eventually have an adverse impact on us to the extent that they result in the approval of increased numbers of claims for benefits. If resulting benefit payments from the Coal Workers' Pneumoconiosis Fund exceed the premium payments collected from participating employers, it is possible that our premium assessments could be increased.

COAL INDUSTRY RETIREE HEALTH BENEFIT ACT OF 1992

         Congress enacted the Coal Industry Retiree Health Benefit Act of 1992 (the Rockefeller Act) in October 1992 to provide for the funding of health benefits for United Mine Workers of America retirees. The Rockefeller Act was enacted to eliminate the funding deficits of the 1950 and 1974 UMWA Benefit Plans. The Rockefeller Act created the Combined Fund and the 1992 UMWA Benefit Plan to which former signatory operators or related persons are obligated to pay annual premiums for assigned beneficiaries, together with a pro rata share for unassigned beneficiaries who never worked for those employers. Signatory operators include operators who were signatory to a coal wage agreement. Related persons to signatories include entities that are members of a group of corporations or entities that are under common control. We are a related person, having at one time owned entities which were signatory operators.

         The 1992 UMWA Benefit Plan covers individuals who are not covered under the Combined Fund, who would have been eligible for benefits under the 1950 and 1974 UMWA Benefit Plans (but for the enactment of the Rockefeller Act) based on age and service as of February 1, 1993. The last signatory operator (and any related person) is required to pay a monthly per beneficiary premium.

         In 2000, we paid approximately $602,000 in premiums to the Combined Fund. We had paid approximately $343,000 and $352,000 in premiums to the Combined Fund in 1999 and 1998, respectively. An additional $1.6 million was paid to the Combined Fund in January, 2000, in connection with a lawsuit concerning a dispute over the portion of premiums allegedly due to the Combined Fund. In addition, as of December 31, 2000, we had a reserve in our consolidated balance sheet for $573,000 for premiums and interest with respect to prior year amounts due to the 1992 Benefit Plan. This amount is a component of the amount recorded on our consolidated balance sheet at December 31, 2000. Of this amount, we paid $280,000 in January, 2001 and have agreed to pay four additional quarterly installments of approximately $73,000 beginning in April, 2001. See "Item 3 -- Legal Proceedings" and Note 10 in "Part II, Item 8 -- Consolidated Financial Statements".

         Finally, based upon independent actuarial estimates, we believe that the amount of our obligation for future premiums under both the Combined Fund and 1992 Benefit Plan is approximately $5.1 million as of December 31, 2000, using a 7% discount rate. This amount is recorded in our consolidated balance sheet at December 31, 2000. See "Item 3 -- Legal Proceedings" and "Part II, Item 8 -- Consolidated Financial Statements." We expect to fund amounts paid in connection with this obligation with cash from operations or borrowings under our credit facility.

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

         The Surface Mining Control and Reclamation Act also requires that we meet comprehensive environmental protection and reclamation standards during the course of, and upon completion of, mining activities. For example, the Surface Mining Control and Reclamation Act requires that we restore a surface mine to approximate original contour as contemporaneously as practicable. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. We must obtain permits for surface mining operations from the federal Office of Surface Mining Reclamation and Enforcement. On the other hand, where state regulatory agencies have adopted federally approved state programs under the Surface Mining Control and Reclamation Act, we must obtain the permits from the appropriate state regulatory authority. We accrue for the liability associated with all end of mine reclamation on a ratable basis as the coal reserve is being mined. We periodically update the estimated cost of reclamation, and the corresponding accrual, in our financial statements. The earliest a reclamation bond can be released is five years after reclamation to the approximate original contour has been achieved.

         All states in which our active mining operations are located have achieved primary jurisdiction for Surface Mining Control and Reclamation Act enforcement through approved state programs. Under the Surface Mining Control and Reclamation Act, responsibility for any coal operator that is currently in violation of the Act can be imputed to other companies that are deemed, according to regulations, to "own or control" the coal operator. Sanctions can include being blocked from receiving new permits and rescission or suspension of existing permits. On December 18, 2000, the Office of Surface Mining Reclamation and Enforcement promulgated new rules for determining ownership and control. The new rules implements the permit-block provision of the Surface Mining Control and Reclamation Act for coal mine permit applicants who own or control operations with outstanding violations of the Act or other federal or state laws or regulations pertaining to air or water environmental protection. The rules also provide new definitions of ownership and control and clarifies the scope and applicability of those definitions. In states where the Office of Surface Mining maintains primary jurisdiction over the regulation of surface coal mining and reclamation operations, the new rules took effect on January 18, 2001.

         The new rules are not immediately effective in states that have primary jurisdiction over the regulation of surface coal mining and reclamation operations, but the Act requires these state regulatory programs to carry out the provisions and meet the purposes of the Act and be consistent with federal regulations promulgated under the Act. Therefore, some states may be required to revise their regulations relating to the permit block provision of the Act to be consistent with the new federal ownership and control rules. In the preamble to the new rules, the federal Office of Surface Mining Reclamation and Enforcement stated that it would undertake a review of state programs to determine if changes were necessary, and if so, notify the respective state of its determination.

         On February 15, 2001, the National Mining Association filed an action to challenge the new rules in the United States District Court for the District of Columbia. This challenge is in its early stages and the outcome of this litigation cannot be predicted. However, the Office of Surface Mining Reclamation and Enforcement indicated that it would proceed with its evaluation of state regulatory programs for consistency with the new ownership and control rules.

         CLEAN AIR ACT. The Clean Air Act, including the Clean Air Act Amendments, and corresponding state laws that regulate the emissions of materials into the air, affect coal mining operations both directly and indirectly. Coal mining and processing operations may be directly affected by Clean Air Act permitting requirements and/or emissions control requirements relating to particulate matter, such as fugitive dust. Coal mining and processing may also be impacted by future regulation of fine particulate matter measuring 2.5 micrometers in diameter or smaller. Regulations relating to fugitive dust and coal emissions may restrict our ability to develop new mines or require us to modify our existing operations. The Clean Air Act indirectly affects coal mining operations by extensively regulating the air emissions of coal-fueled electric power generating plants. Title IV of the Clean Air Act Amendments places limits on sulfur dioxide emissions from electric power generating plants. The limits set baseline emission standards for these facilities. Reductions in these sulfur dioxide emissions will occur in two phases. Phase I began in 1995. Phase II began in 2000 and applies to all facilities, including those subject to the 1995 restrictions. The affected utilities may be able to meet these requirements by, among other things, switching to lower sulfur fuels, installing pollution control devices such as scrubbers, reducing electricity generating levels or by purchasing or trading pollution credits. Specific emissions sources will receive these credits, which utilities and industrial concerns can trade or sell to allow other units to emit higher levels of sulfur dioxide.

         The Clean Air Act Amendments also require that existing major sources of nitrogen oxides in moderate or higher ozone non-attainment areas install reasonably available control technology for nitrogen oxides, which are precursors of ozone. The Environmental Protection Agency has promulgated a stricter ozone ambient air quality standard which is expected to increase the number of areas of the country that will be designated as non-attainment. Although this standard (known as the "8-hour standard") was adopted in 1997, through legal challenges and court-ordered remands, a significant delay is expected in the implementation of the 8-hour standard.

         In September 1998, the EPA issued its final rule on regional nitrogen oxide emission reductions directed at 22 eastern states and the District of Columbia. This rule is intended to further reduce nitrogen oxide emissions by the year 2003. In estimating the impact of this rule on emissions sources, the EPA assumed reductions of approximately 85% from electric generating units, although it is up to the individual states to determine how the reductions are to be imposed on sources within their borders. In addition, in response to petitions filed under Section 126 of the Clean Air Act Amendments, the EPA has promulgated regulations to apply additional restrictions on nitrogen oxide emissions from specified individual sources, including electric generating facilities, in various states, including West Virginia. Because the EPA's actions have been challenged, we do not know what the ultimate impact of these actions will be. The installation of reasonably available control technology, and any control measures beyond the reasonably available control technology that the states and the EPA may require, will make it more costly to operate coal-fired power plants. In addition, depending on the requirements of individual state attainment plans and the development of revised new source performance standards, the imposition of these measures by regulatory agencies could make coal a less attractive fuel alternative in the planning and building of power plants in the future. If coal's share of the capacity for power generation were to be reduced, a material adverse effect on our financial condition and results of operations could result. We cannot predict with certainty the effect this legislation, regulatory action and pending litigation, as well as other legislation that may be enacted in the future, could have on the coal industry in general and on us in particular. We cannot assure you that implementation of the Clean Air Act Amendments, new or revised ambient air quality standards or any other current or future regulatory provision, will not materially adversely affect us.

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

         A program for the remediation of water quality impaired streams may impact Clean Water Act permitting requirements for our operations. Pursuant to section 303 of the Clean Water Act, many of the streams into which our existing operations discharge are listed as water quality impaired. The effect of this listing is to require the appropriate regulatory agency, either EPA or the West Virginia Division of Environmental Protection, to develop a Total Maximum Daily Load (TMDL) for each listed stream. The TMDL will include a plan for reducing or eliminating the source of contaminants in the stream. Depending on the TMDL and its effect on our discharge permits, we may be required to incur additional water treatment costs. Depending on the impact of the TMDL, these additional costs could have a material adverse impact on our results of operations. The TMDL for some of the streams into which we discharge have been established, while the TMDL for other streams are either in the process of being completed or are scheduled for completion at a future date. To date, none of our permits have been reissued, amended or revised to take into account any of the TMDLs which have been established to date. As a result, we are unable to estimate the additional costs, if any, that we may incur as a result of the TMDL program.

         RESOURCE CONSERVATION AND RECOVERY ACT. The federal Resource Conservation and Recovery Act, and corresponding state statutes, may affect coal mining operations by imposing requirements for the treatment, storage and disposal of hazardous wastes. Although many mining wastes are excluded from the regulatory definition of hazardous waste, and coal mining operations covered by Surface Mining Control and Reclamation Act permits are exempted from regulation under the Resource Conservation and Recovery Act by statute, the EPA is studying the possibility of expanding regulation of mining wastes under the Resource Conservation and Recovery Act.

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

EMPLOYEES AND LABOR RELATIONS

         In 1999, we changed from operating our deep mines ourselves to utilizing contract miners to operate these mines for us. As a result, our employee base has been significantly reduced from 668 employees as of December 31, 1998 to 162 employees as of December 31, 1999, and 164 employees as of December 31, 2000. As a result of our recent takeover of the Spruce Mine No. 1 and Sentinel Mine, we have added six supervisory employees to our employee base.

         We are not a party to any collective bargaining agreement. We consider our relations with our employees to be good. If some or all of our currently non-union operations were to become unionized, we could incur higher labor costs and an increased risk of work stoppages. We cannot assure you that our workforce will not unionize in the future.

         The labor force for our contract miners is also currently not unionized. If some or all of our contract miners' employees were to become unionized, the contract miners could also incur higher labor costs and have an increased risk of work stoppages, which could adversely affect our business and results of operations.

ITEM 2.  PROPERTIES

GENERAL

         Our headquarters are located in leased office space in Morgantown, West Virginia. The descriptions of properties used for coal production set forth above in "Item 1 -- Business -- Mining Operations," are hereby incorporated into this Item 2 by reference.

COAL RESERVES

         As of December 31, 2000, we owned or controlled approximately 518.0 million tons of recoverable coal. Of the 518.0 million tons, approximately 16.8% consists of low sulfur coal (91.8% of which is compliance coal), 69.1% of medium sulfur coal and 14.1% consists of high sulfur coal. Approximately 96.6% of these reserves are classified as deep, and 3.4% are classified as surface mineable. Moreover, steam coal represents approximately 457.0 million tons, or 88.2%, of our reserves. Premium quality metallurgical coal, on the other hand, constitutes approximately 61.0 million tons, or 11.8%, of our reserves. Assigned reserves, which consist of coal that could reasonably be expected to be processed in existing plants, represent approximately 46.1% of our reserves. Unassigned reserves, which consist of coal for which significant additional expenditures will be required for processing facilities, represent the remaining 53.9% of our reserves. We have approximately 218.0 million tons of reserves in Taylor County, West Virginia, from which we are not currently producing coal but which is being held for future production.

         Our engineers and geologists prepare estimates of our recoverable coal reserves. These estimates are periodically reviewed and updated to reflect new data and developments affecting our coal reserves. Accordingly, reserve estimates will change from time to time in response to mining activities, new engineering and geological data, acquisition or divestiture of reserves, modification of mining plans or mining methods, market conditions and other factors. In 1999, we engaged Marshall Miller & Associates, an independent mining and geological consultant, to audit our estimates of our coal reserves as of October 1, 1999. Marshall Miller & Associates were also engaged during 2000 to audit our reserves in the Upper Kittanning seam at our Sentinel Mine in Barbour County. The following table summarizes our coal reserves as of December 31, 2000. Estimates of measured, indicated and total recoverable reserves were prepared by our engineers and geologists, based on the October 1, 1999 reserve audit by Marshall Miller & Associates, and have been updated by us to take into account subsequent production and the factors identified above.

      ESTIMATES OF MEASURED, INDICATED AND TOTAL RECOVERABLE COAL RESERVES

                                            UNDERGROUND                                   TOTAL
                                              (UG) OR                                  RECOVERABLE
COUNTY, STATE                                SURFACE(S)     MEASURED(1)  INDICATED(2)    RESERVES     SURFACE     UNDERGROUND
-------------                                ----------     -----------  ------------    --------     -------     -----------
                                                                           (TONS IN MILLIONS)

Upshur County, West Virginia                     UG             38.89         24.77        63.66           -         63.66
Barbour County, West Virginia                    UG             38.86         10.86        49.72           -         49.72
Monongalia County, West Virginia                 S               1.32             -         1.32        1.32             -
Garrett County, Maryland                        S/UG            18.78          3.26        22.04        9.55         12.49
Raleigh County, West Virginia                    UG             17.45         12.82        30.27           -         30.27
Grant County, West Virginia                     S/UG            15.98         13.66        29.64        1.12         28.52
Harrison County, West Virginia                   UG             17.66         38.02        55.68           -         55.68
Preston County, West Virginia                    UG              0.64             -         0.64           -          0.64
Allegany County, Maryland                        S               3.97          0.11         4.08        4.08             -
Tazewell County, Virginia                       S/UG            24.56         10.38        34.94        0.90         34.04
Muhlenberg County, Kentucky                     S/UG             7.18          0.83         8.01        0.44          7.57
Taylor County, West Virginia                     UG             73.58        144.40       217.98           -        217.98
                                                                -----        ------       ------       -----        ------

                                   Totals                      258.87        259.11       517.98       17.41        500.57
                                                               ======        ======       ======       =====        ======

------------

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

(2) "Indicated" refers to coal tonnages computed by projection of data from available seam measurements for a distance beyond coal classified as measured. The assurance, although lower than for measured, is high enough to assume continuity between points of measurement. The maximum acceptable distance for projection of indicated tonnage is 1/4 to 3/4 mile from points of observation. Further exploration is necessary to place these reserves in a measured category. Losses for extraction recovery and wash recovery have been factored into indicated reserves.

         We own approximately 60.8% of our total reserves and lease the remaining 39.2% from third parties. Our reserve leases with third parties generally have terms of between 10 to 20 years. We generally have the right to renew the leases for a stated period or to maintain the lease in force until the exhaustion of mineable and merchantable coal. These leases provide that we must pay royalties to the lessor, either as a fixed amount per ton or as a percentage of the sales price. The fixed amount per ton and the percentage of the sales price that we pay as royalties under our leases vary from lease to lease and from region to region. Generally, however, the royalty that takes the form of a fixed amount per ton ranges from between $0.75 and $2.50 per ton, with an average of approximately $1.50 per ton. The royalty that is a percentage of the sales price generally ranges from between 3% and 10% of the sales price, with an average of approximately 5% of the sales price. Many leases also require us to pay advance minimum royalties. These royalties are usually paid in periodic installments over the life of the lease. In most cases, the minimum royalty payments are credited against future production royalties.

         Consistent with industry practices, we conduct limited investigation of title to third-party coal properties prior to our leasing of these properties. The title of the lessors or grantors and the boundaries of our leased properties are not fully verified until we prepare to mine the reserves. If defects in title or boundaries of undeveloped reserves arise in the future, our control of and right to mine these reserves could be materially affected.

         Our reported coal reserves are those that could be economically and legally extracted or produced at the time of their determination. In determining whether our reserves meet this standard, we take into consideration numerous factors including, but not limited to, our ability to obtain a mining permit, estimated future costs of mining, quantity and quality of the coal and any potential variations therein, and levels of supply and demand for coal of similar quality. We are not currently aware of any matters which would significantly affect our ability to obtain future mining permits with respect to our reserves.

ITEM 3.  LEGAL PROCEEDINGS

         In 1998, two of our subsidiaries, Anker Energy Corporation and King Knob Coal Co., Inc., sued Consolidation Coal Company, known as Consol, the Social Security Administration, which is the administrator of the Coal Industry Retiree Health Benefit Act of 1992, and the Trustees of the United Mine Workers of America Combined Benefit Fund in the U.S. District for the Western District of Pennsylvania. Our subsidiaries claimed that (i) Consol is responsible for paying approximately one-third of the subsidiaries' 1992 Coal Act premiums that relate to employees affected by Consol's breach of several contract mining agreements in the early 1980's; (ii) the Social Security Administration should be prohibited from continuing to invoice Anker Energy and King Knob for these payments, which Consol should have made; and (iii) the 1992 Coal Act is unconstitutional.

         The trustees filed a counterclaim against Anker Energy and King Knob for the amount of premiums they have failed to pay as a result of their claim against Consol. The trial court granted the trustees' motion for summary judgment on this counterclaim, as well as the motions to dismiss that Consol and the Social Security Administration filed. Anker Energy and King Knob appealed to the U.S. Court of Appeals for the Third Circuit. The appeals court reversed the trial court's ruling with respect to Consol but affirmed all of the trial court's other rulings. As a result, Anker Energy and King Knob could pursue their claim for reimbursement against Consol, but they were required to pay the disputed portion of their 1992 Coal Act premiums while the claim was pending. The disputed portion of premiums, including interest and penalties, was approximately $1.6 million. On August 12, 1999, Anker Energy and King Knob filed for a writ of certiorari to the U.S. Supreme Court. The court of appeals' judgment was stayed pending the Supreme Court's disposition of the writ. On November 16, 1999, the Supreme Court denied the writ of certiorari, and Anker Energy and King Knob paid the disputed premiums, which amounted to approximately $1.6 million including interest and penalties, in January 2000. We fully accrued the entire judgment in prior years. Anker Energy and King Knob funded the judgment from borrowings under our revolving credit facility.

         In 1999, the Trustees of the United Mine Workers of America 1992 Benefit Plan, referred to as the 1992 Benefit Plan, sued Anker Energy and King Knob to collect unpaid premiums under the 1992 Benefit Plan. The Trustees contend that Anker Energy and King Knob are responsible for premiums under the 1992 Benefit Plan for 21 beneficiaries. The Trustees are seeking approximately $400,000 in total damages in this case. In January 2001, we reached a settlement with the Trustees of the 1992 Benefit Plan for past premiums and interest related to these unpaid amounts. The settlement required a payment of $280,000 in January, 2001 and four quarterly installments of approximately $73,000 each, including interest, beginning in April 2001. We have adjusted our liability at December 31, 2000 to reflect the full settlement.

         Cave Run, Inc. ("Cave Run") and Pardee & Curtin Lumber Company ("Pardee & Curtin") co-owned a tract of coal property in Webster County, West Virginia, which they jointly leased to our subsidiary, Juliana Mining Company, Inc. ("Juliana"). On July 16, 1999, Cave Run initiated an arbitration proceeding against Juliana under the terms of the lease. Generally, Cave Run claims that Juliana failed to mine and remove approximately two million tons of mineable and merchantable coal from the leased property. Cave Run also contends that Juliana miscalculated certain royalty payments, failed to obtain the highest realization for coal mined from the leased property, and caused Cave Run to cut timber from the leased property that should not have been cut. Cave Run has yet to reveal its alleged damages in the arbitration proceeding. However, before initiating arbitration, Cave Run made a $1.4 million settlement demand, which was rejected by Juliana. Pardee & Curtin, the co-owner of the leased property, has not pursued similar claims against Juliana and it has released Juliana from the claims made by Cave Run in the arbitration proceeding. Juliana believes that Cave Run's claims against it have no merit and intends to vigorously defend these claims.

         We and our subsidiaries are also involved in various other legal proceedings incidental to our normal business activities. Our management does not believe that the outcome of any of these proceedings will have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our stockholders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for our common stock. As of March 31, 2001, there were 19 holders of record of our common stock.

         On April 12, 2001, we issued 34,207 shares of our Class E convertible preferred stock in exchange for $34.2 million in principal amount of our outstanding 14.25% notes. The outstanding Class E convertible preferred stock is convertible into 99.99% of our fully diluted common stock. Dividends accrue on the Class E preferred stock at a rate of 14.25% per annum and are payable quarterly in arrears in cash or, at our option, Class E shares at the liquidation value of such shares. The Class E convertible preferred stock was issued in a transaction exempt from registration under the Securities Act pursuant to Section 3(a)(9) thereof.

         We have not declared or paid dividends on our common stock. Our ability to pay dividends is restricted by the agreements governing our long-term indebtedness.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table is a summary of our historical consolidated financial data for the five years ended December 31, 2000. The unaudited adjusted combined statements of operations data and other data for the year ended December 31, 1996 combine the audited results of operations of our predecessor, Anker Group, Inc., for the period January 1, 1996 to July 31, 1996, and of us for the period August 1, 1996 to December 31, 1996. You should read the following information together with "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Item 8 -- Consolidated Financial Statements and Supplementary Data."

                                             Anker Coal Group, Inc.                   Adjusted       Anker Coal    Anker Group, Inc.
                                  ---------------------------------------------       Combined       Group, Inc.   (Our Predecessor)
                                                   Year Ended                          For the     August 1, 1996   January 1, 1996
                                                  December 31                         Year Ended         To                To
                                  ---------------------------------------------      December 31,   December 31,        July 31,
                                    2000         1999          1998        1997         1996            1996              1996
                                    ----         ----          ----        ----         ----            ----              ----
                                                                                     (unaudited)
STATEMENT OF OPERATIONS DATA:                                     (Dollars in thousands)

Coal sales and related revenue    $225,964     $229,913     $ 290,356    $321,876     $289,650        $122,974         $166,676
Operating expenses:
Cost of operations and selling
  expenses                         201,109      209,681       276,469     295,387      259,579         110,215          149,364
Depreciation, depletion and
  amortization                      18,090       18,166        18,150      17,470       14,319           6,437            7,882
General and administrative           8,390        6,999         9,076       9,462        7,534           3,738            3,796
Loss on impairment of investment
  and restructuring charges           (556)       6,226        90,717       8,267           --              --               --
Financial restructuring fees           542        3,277            --          --           --              --               --
Unusual charges                        158           --            --          --           --              --               --
Stock compensation and related
  expenses                              --           --            --          --        2,969              --            2,969
                                  --------     --------     ---------    --------     --------        --------         --------
   Operating (loss) income          (1,769)     (14,436)     (104,056)     (8,710)       5,249           2,584            2,665
Interest expense, net              (16,884)     (15,070)      (13,066)    (10,042)      (4,886)         (2,090)          (2,796)
Other income, net                    5,063        4,460         3,875       3,186        1,985             645            1,340

Life insurance proceeds                 --           --            --      15,000           --              --               --
                                  --------     --------     ---------    --------     --------        --------         --------
   (Loss) income before income
   taxes and extraordinary item    (13,590)     (25,046)     (113,247)       (566)       2,348           1,139            1,209

Income tax provision (benefit)         625       (8,916)       (7,643)     (1,242)         351             485             (134)
                                  --------     --------     ---------    --------     --------        --------         --------
   (Loss) income before
   extraordinary item              (14,215)     (16,130)     (105,604)        676        1,997             654            1,343

Extraordinary item (1)                  --           --           965       3,849           --              --               --
                                  --------     --------     ---------    --------     --------        --------         --------
   Net (loss) income               (14,215)     (16,130)     (106,569)     (3,173)       1,997             654            1,343
Preferred stock dividends and
  accretion (2)                     (2,077)      (2,008)       (1,937)     (1,876)        (891)           (775)            (116)
Common stock available for
  repurchase accretion(2)               --         (421)           --          --           --              --               --
                                  --------     --------     ---------    --------     --------        --------         --------
   Net (loss) income available
   to common stockholders         $(16,292)    $(18,559)    $(108,506)   $ (5,049)    $  1,106        $   (121)        $  1,227
                                  ========     ========     =========    ========     ========        ========         ========

                                             Anker Coal Group, Inc.                   Adjusted       Anker Coal    Anker Group, Inc.
                                  ---------------------------------------------       Combined       Group, Inc.   (Our Predecessor)
                                                   Year Ended                          For the     August 1, 1996   January 1, 1996
                                                  December 31,                        Year Ended         To                To
                                  ---------------------------------------------      December 31,   December 31,        July 31,
                                    2000         1999          1998        1997         1996            1996              1996
                                    ----         ----          ----        ----         ----            ----              ----
                                                                                     (unaudited)
                                                                        (Dollars in thousands)
OTHER DATA:
Adjusted EBITDA(3)               $ 21,528     $ 19,086(4)    $  8,686    $ 20,213     $ 24,522        $  9,666          $ 14,856

CASH FLOW DATA:
Net cash provided by (used in)
  operating activities              2,883        4,790         (5,465)     (5,047)      18,458            (564)           19,022
Net cash (used in) provided by
 investing activities              (7,025)      (3,110)        (8,134)    (47,025)     (86,732)        (84,968)           (1,764)
Net cash provided by (used in)
  financing activities              4,140       (1,688)        13,614      51,516       56,293          86,088           (29,795)

BALANCE SHEET DATA
  (AT PERIOD END):

Working capital (deficit)             917        1,375         (4,262)     21,499                        7,410
Total assets                      167,192      178,953        201,720     304,650                      259,683
Total long-term debt (5)          172,925      163,798        142,711     133,599                       88,029
Mandatorily redeemable
  preferred stock                  28,673       26,596         24,588      22,651                       20,775
Common stock available for
  repurchase (5)                       --           --         10,000          --                           --

Total stockholder's (deficit)
  equity                          (78,141)     (61,849)       (47,876)     75,730                       80,779


(1) Represents the write-off of unamortized debt issuance costs related to our credit facility in 1997 and our amended and restated credit facility in 1998.

(2) Represents accrued and unpaid dividends and accretion on Class A mandatorily redeemable preferred stock and accretion on common stock available for repurchase.

(3) Adjusted EBITDA represents our earnings before interest, taxes, depreciation, depletion, amortization, non-cash stock compensation and non-recurring related expenses, loss on impairment of investment and restructuring charges, life insurance proceeds, financial restructuring fees, unusual charges and extraordinary items. Adjusted EBITDA should not be considered as an alternative to operating earnings (loss) or net income
     (loss), as determined in accordance with generally accepted accounting principles, as a measure of our operating performance. Nor should it be considered as an alternative to net cash provided by operating, investing and financial activities, as determined in accordance with generally accepted accounting principles, as a measure of our ability to meet cash needs. We have included Adjusted EBITDA because we use Adjusted EBITDA to assess our financial performance and some of the covenants in our loan agreement and indenture are tied to similar measures. Since all companies and analysts do not necessarily calculate Adjusted EBITDA in the same fashion, Adjusted EBITDA as presented in this report may not be comparable to similarly titled measures that other companies report.

(4) Adjusted for $1.4 million of expense recorded in connection with the 1992 Coal Act.

(5) Includes current portion. See our consolidated financial statements included in Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

         THE 1999 RESTRUCTURING

         In response to poor operating and financial performance in 1998 and 1999, on October 28, 1999, we consummated a private restructuring of our then outstanding 9 3/4% senior notes due 2007, a private placement to raise additional capital and a private stockholder exchange. In the private restructuring transactions, holders of approximately 86.8% of the 9 3/4% notes exchanged $108.5 million in principal amount of the 9 3/4% notes they held for $86.8 million in principal amount of our 14.25% Series A Second Priority Senior Secured Notes due 2007 (paid in kind through April 1, 2000), which represented $800 in aggregate principal amount of our 14.25% Series A notes for each $1,000 aggregate principal amount of 9 3/4% notes exchanged. Exchanging noteholders waived their right to receive the October 1, 1999 interest payment on the 9 3/4% notes, and they also received warrants to purchase an aggregate of 20% of our fully diluted common stock at an initial exercise price of $0.01 per share. In connection with the private exchange, the exchanging holders also consented to amendments to the indenture governing the 9 3/4% notes, which, among other things, modified or eliminated various covenants of that indenture.

         In the private placement, we raised $11.2 million in cash through the sale to Rothschild Recovery Fund, L.P., also one of the exchanging noteholders, of $13.2 million principal amount of our 14.25% Series A notes and warrants to purchase 10% of our fully diluted common stock at an initial exercise price of $0.01 per share. Also, in a private stockholder exchange, we issued $6.0 million in aggregate principal amount of our 14.25% Series A notes to JJF Group Limited Liability Company, a limited liability company controlled by the estate of John
J. Faltis, our former Chairman and Chief Executive Officer who was killed in a helicopter accident in October 1997. The Series A notes were issued to JJF Group in exchange for cancellation of the shares of our common stock that JJF Group owned and JJF Group's relinquishment of its right to require us to buy that stock over time for approximately $10.6 million, including accrued interest. As a part of the restructuring transactions, Rothschild agreed to purchase additional Series A notes to fund up to $6.3 million of the October 1, 2000 interest payment on the 14.25% Series A notes.

         In February 2000, we commenced a registered exchange of our 14.25% Series B notes for the Series A notes issued in the transactions described above. The 14.25% Series B notes were substantially identical to the previously issued Series A notes, but were free of the transfer restrictions that applied to the Series A notes. On March 16, 2000, the exchange offer was completed and 100% of the Series A notes were tendered for a like amount of our Series B notes.

         In February 2000, we commenced a public exchange offer of 14.25% Series B notes for our 9 3/4% notes that were still outstanding after completion of the transactions described above. In that transaction we offered to exchange up to approximately $12.3 million in principal amount of our 14.25% Series B notes for approximately $16.5 million in principal amount of our outstanding 9 3/4% notes. On March 16, 2000, the exchange offer was completed and 100% of the 9 3/4% notes were exchanged for our Series B notes. As a result of these exchanges, we no longer have any 9 3/4% notes or 14.25% Series A notes outstanding.

         In accordance with the terms and conditions of our Series B notes, the interest payment due on April 1, 2000 was paid in kind by the issuance of approximately $8.4 million principal amount of additional Series B notes. After the issuance of those notes, the outstanding principal balance of our Series B notes was approximately $126.7 million.

         As noted above, with respect to the October 1, 2000 interest payment, we had the option to sell additional notes to Rothschild to fund up to $6.3 million of that interest payment. In lieu of exercising that option, we entered into an amendment to our loan agreement with Foothill to provide us with a supplemental term loan in the amount of $6.3 million. The supplemental term loan did not increase the maximum borrowing amount of $55.0 million under our loan agreement. The supplemental term loan was subsequently funded, and the October 1, 2000 interest payment was made on its due date.

         PERFORMANCE IN 2000

         As reflected in this report and our Form 10-K for the year ended December 31, 1999, we have improved our operating and financial performance as compared to prior periods. However, our performance in 2000 has been adversely impacted by lower coal production from, and substantial unplanned capital expenditures for, our underground mining operation in Barbour County, West Virginia. In addition, our performance in 2000 has been adversely affected by lower than expected clean coal recovery from our underground mines in Upshur County, West Virginia. The clean coal recovery has been adversely impacted by a variety of adverse geologic and mining conditions, high employee attrition rates for our contract miners and a shortage of qualified personnel in the labor market to fill skilled positions. Although the profitability of our other mining operations as a group exceeded expectations, the better than expected performance at those mines was not enough to offset the poor performance of our deep mines in Barbour and Upshur Counties.

         Our operating and financial performance for 2000 suffered a further setback on December 30, 2000 as a result of a substantial, unexpected roof fall at our Barbour County underground mining operation. After a complete evaluation of the fall and the then existing roof conditions, we decided to immediately begin work to construct an underground slope to access the Upper Kittanning seam from the existing mine workings in the Middle Kittanning seam. We engaged our existing contract miner to perform this construction work. In order to begin producing coal from the Upper Kittanning seam as soon as possible, the contract miner temporarily ceased coal production in the Middle Kittanning seam and devoted its entire workforce to this project. The contract miner successfully reached the Upper Kittanning seam and completed the underground slope. Up to March 30, 2001, the contract miner was in the process of performing the necessary development work to prepare the seam for coal production. As discussed above in "Item 1 -- Business -- Mining Operations -- Coal Production -- Barbour County", we took over the operation of this mine on April 2, 2001, after our contract miner notified us that it was ceasing operations on March 30, 2001. We took the steps necessary to continue the operations in this mine and minimize the disruption during this transition. As a result, we were able to resume the development work and production at this mine on April 2, 2001, after being idled for 2 days. We estimate that the construction work to access the Upper Kittanning seam and the development work to prepare that seam for mining will cost approximately $1.8 million. Once coal production in the Upper Kittanning seam reaches acceptable levels, we will evaluate resuming production in our Middle Kittanning reserve.

         As noted in "Item 1, Business -- General" and "Mining Operations -- Coal Production", we have recently taken over the operation of two of our deep mines as a result of the contract miner notifying us that it was ceasing operation at the mines. As a result of this situation, we have evaluated the collectibility of notes receivables and advances that we had made to our contract miner while it was advancing through the adverse geologic conditions it had encountered in these mines. Our evaluation has resulted in the provision of a $1.7 million reserve against such notes and advances since the ultimate collectibility of these amounts is uncertain.

         THE EXCHANGE OFFER

         In January, 2001, we were contacted by WL Ross & Co. LLC, an investment manager of WLR Recovery Fund L.P. (formerly known as Rothschild Recovery Fund, L.P.) to discuss a possible exchange of a portion our 14.25% Series B notes. WLR Recovery Fund L.P. owns approximately 40% of our notes. As a result of those discussions, and the occurrence of the events described above and their expected effect on our performance in 2001 and beyond, we initiated an offer, on February 23, 2001, to exchange up to $38.0 million aggregate principal amount of our notes (30% of the $126.7 million principal amount of notes then outstanding) for new preferred stock. Under the terms of the exchange offer, each share of preferred stock has a liquidation preference of $1,000. The Class E preferred stock is convertible into 99.99% of our fully diluted common stock. The holders of the Class E preferred stock will have the right to vote, on an as-converted basis, on any matters upon which the common stockholders are entitled to vote. Dividends will accrue on the Class E preferred stock at a rate of 14.25% per annum. Dividends are payable quarterly in arrears in cash or, at our option, in shares of Class E preferred stock valued at the liquidation value of such shares. The need to make interest payments under our notes has significantly limited our liquidity and operating flexibility, and has substantially reduced our ability to grow or replenish our production base. The purpose of the exchange offer was to strengthen our balance sheet and improve our cash flow with potential savings of up to $5.4 million of interest expense per year.

         On April 12, 2001, we completed the exchange offer. Holders of our outstanding 14.25% notes tendered $34.2 million in aggregate principal amount of our notes in exchange for 34,207 shares of our Class E convertible preferred stock. In accordance with the terms of the exchange offer, we

         o entered into an amendment to our Foothill Loan Agreement under which Foothill and the other senior lenders (i) consented to the transactions contemplated by the exchange offer and (ii) reduced the excess availability requirement for making advances to pay interest on the notes from $5.0 million to $2.5 million for the period from March 13, 2001 through November 1, 2001. Under the amendment, Foothill and the other senior lenders also imposed an additional temporary EBITDA covenant. Under this covenant, our EBITDA, as defined in the loan agreement, at the end of June, July, August, September and October 2001 for the immediately preceding three months must equal or exceed the amounts set forth below:

                                                           Preceding
                                                          Three Month
                      Month Ending                          EBITDA
                      ------------                          ------

                      June 30, 2001                       $3,435,000
                      July 31, 2001                       $4,005,000
                      August 31, 2001                     $4,381,000
                      September 30, 2001                  $4,721,000
                      October 31, 2001                    $4,882,000

         o paid, on April 12, 2001, the interest that had accrued since October 1, 2000 on all of the notes that were tendered in the exchange offer;

         o paid, on April 12, 2001, the interest payment previously due on April 2, 2001 with respect to the unexchanged notes;

         o amended and restated our certificate of incorporation to increase our authorized capital stock, established the Class E convertible preferred stock and effected a 1 for 1,000 reverse stock split of our outstanding common stock;

         o amended and restated the certificates of designation for our Class A preferred stock, Class B preferred stock and Class D preferred stock; and

         o        cancelled our Class C preferred stock.

         THE IMPACT OF THE EXCHANGE OFFER AND FUTURE DEBT SERVICE REQUIREMENTS

         As a result of the consummation of the exchange offer, $34.2 million of our 14.25% notes were exchanged for 34,207 shares of our Class E convertible preferred stock. Dividends are payable on this preferred stock at a rate of 14.25% per annum, quarterly in arrears, in cash or, at our option, in shares of Class E preferred stock at the liquidation value of such shares. In addition, as a result of this exchange, our annual interest expense will decline by approximately $3.5 million in 2001 and approximately $4.9 million per year beginning in 2002.

         Even after giving effect to the exchange offer, we will continue to have significant future debt service requirements, including an October 1, 2001 interest payment under our remaining 14.25% notes in the amount of $6.6 million. Our debt service in 2001 under our 14.25% notes and the Foothill loan agreement will be approximately $20.0 million. In 2002, we will be required to make debt service payments related to our 14.25% notes and the Foothill loan agreement in excess of $18.4 million (excluding a $6.6 million balloon payment due at the maturity of the original term loan on December 1, 2002, as discussed in " -- Long Term Debt" below). In order to meet these debt service obligations, we plan to continue to implement our business plan. See "-- Our Business Plan to Improve Operating and Financial Performance" for a discussion of our business plan. Our only capital resources to make these debt service payments will be the Foothill loan agreement, cash from operations and asset sales, if any. Our ability to make our debt service payments is subject to risks and uncertainties, including the risks and uncertainties identified at the outset of this report.

         CASH FLOWS DURING 2000

         Our cash and cash equivalents remained relatively constant from December 31, 1999 to December 31, 2000. During 2000, we generated cash from our operations of approximately $2.9 million. These funds were provided primarily from collections of accounts receivable of $3.0 million and $5.6 million of net income before depreciation, depletion and amortization and the non-cash provision for doubtful accounts. These amounts were partially offset by payments of royalties of $1.5 million, payments of accounts payable and other of $1.3 million and amortization of unrealized gain on debt restructuring of $2.9 million.

         We used $7.0 million in our investing activities primarily for the purchase of $8.5 million of property, plant and equipment, including $5.1 million of mine development costs. The $8.5 million of purchased property, plant and equipment excludes $3.2 million of such assets acquired through capital lease and other financing arrangements. We also issued approximately $609,000 of notes receivable, net of collections of approximately $186,000 on notes receivable. Cash used in our investing activities was partially offset by $2.1 million generated from the sale of property, plant and equipment that was no longer useful in our operations.

         We generated $4.1 million from our financing activities. Included in this amount is the $6.3 million supplemental term loan provided by Foothill Capital Corporation and which was used to fund, in part, the October, 2000 interest payment on our 14.25% notes of approximately $9.0 million. We received other proceeds under our revolving credit facility of approximately $900,000. These funds were used for investing and operating activities in addition to making required principal and interest payments of $2.1 million on our original term loan with Foothill and paying $1.0 million of debt issuance costs associated with our March 2000 financial restructuring.

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

         In September 2000, we entered into an amendment to the Foothill credit facility under which the lenders agreed to provide us with a $6.3 million supplemental term loan to be used to fund, in part, the October 1, 2000 interest payment due on our 14.25% notes. We elected to use this supplemental facility to fund the October 1, 2000 interest payment rather than exercising our option to issue additional 14.25% notes to WLR Recovery Fund L.P. (successor to Rothschild Recovery Fund, L.P.). This supplemental term loan was provided to us within the $40.0 million limit of the working capital revolver, and did not increase the maximum borrowing amount of $55.0 million under the Foothill loan agreement. Accordingly, the maximum amount of the working capital revolver has been reduced by $6.3 million from $40.0 million to $33.7 million. The maximum amount of the revolver will be restored as principal payments under the supplemental term loan are made. The supplemental term loan was advanced to us on October 2, 2000, the date on which the October 1, 2000 interest payment was due under our 14.25% notes.

         Borrowing availability under the working capital revolver is limited to 85% of eligible accounts receivable and 65% of eligible inventory. Borrowings under the revolver bear interest, at our option, at either 1% above the prime interest rate or at 3 3/4% above the adjusted Eurodollar rate. The original term loan bears interest at 2 1/2% above the prime interest rate. This term loan is payable in monthly installments of principal of approximately $179,000, plus interest, through November 2002 and in a final balloon payment due on December 1, 2002 in an amount that will equal the then remaining principal balance of the term loan (which we estimate will be approximately $6.6 million). The supplemental term loan bears interest at 2 1/2% above the prime interest rate and is payable in monthly installments of principal and interest starting on January 1, 2001 and continuing through December 1, 2003. The scheduled monthly principal payment under the supplemental term loan is $140,000 from January 1, 2001 through June 1, 2002 and $210,000 from July 1, 2002 through December 1, 2003.

         The following table sets forth the amounts outstanding and borrowing availability under our loan agreement with Foothill as of the dates shown below:

                                              SUPPLEMENTAL       REVOLVING            REVOLVING
                             ORIGINAL             TERM            CREDIT               CREDIT
              DATE           TERM LOAN            LOAN          BORROWINGS          AVAILABILITY
              ----           ---------            ----          ----------          ------------
                                              (DOLLARS IN MILLIONS)
            12/31/99           $12.9              $   -           $   -                 $17.2
            03/31/00            12.3                  -               -                  14.1
            06/30/00            11.8                  -             1.0                  15.3
            09/30/00            11.3                  -               -                  16.7
            12/31/00            10.7                6.3               -                  13.8
            03/30/01            10.2                5.9             2.3                  13.1
            04/11/01            10.0                5.7            12.1                   3.4 (estimate)

         The decrease in the outstanding principal balance of the original term loan and supplemental term loan resulted from making the scheduled monthly installment payments. Revolving credit availability declined from December 31, 1999 through March 30, 2001 primarily due to lower coal production and coal shipments which resulted in lower balances of accounts receivable and inventory which form the basis for the revolving credit availability. The increase in revolving credit borrowings and decline in revolving credit availability from March 30, 2001 to April 11, 2001 were primarily due to the borrowings we made to fund the interest payment on our 14.25% notes. Future changes in coal production and the resulting changes in coal inventory and accounts receivable will impact future revolving credit availability. The reduced borrowing base materially reduces our liquidity.

         The loan agreement with Foothill contains covenants that, among other matters, restrict or limit our ability to pay interest and dividends, incur indebtedness, acquire or sell assets and make capital expenditures. In particular, the loan agreement requires that we maintain specified minimum levels of earnings before interest, taxes, depreciation and amortization, referred to as EBITDA, as defined in the loan agreement, during the term of the loan. Beginning with the fiscal quarter ending March 31, 2000, and for each subsequent fiscal quarter, we must have EBITDA of at least $12.0 million at the end of each fiscal quarter for the immediately preceding four fiscal quarters. For the four fiscal quarters ended December 31, 2000, our EBITDA, as defined in the loan agreement, was $24.1 million. We are also required to meet an additional temporary EBITDA requirement that was added to the loan agreement pursuant to the amendment entered into in connection with the exchange offer. See "--The Exchange Offer" above for a description of this temporary EBITDA covenant.

         In addition to the EBITDA requirements, the loan agreement with Foothill prohibits us from making capital expenditures in any fiscal year in excess of $12.0 million. The loan agreement also provides that, in order to advance funds to the guarantors and us, the borrowers under the loan agreement must have borrowing availability of at least $5.0 million after giving effect to the advances and for the 30 days immediately preceding the advances. The borrowing availability must be at least $10.0 million if the advanced funds are to be used to prepay or purchase our 14.25% notes. The amendment entered into in connection with the exchange offer temporarily reduced the $5.0 million borrowing availability requirement to $2.5 million. The temporary reduction in the borrowing availability requirement is in effect for the period from March 13, 2001 through November 1, 2001. As of April 11, 2001, borrowing availability under the loan agreement, after the April 2001 semi-annual interest payment on our notes was made, was approximately $3.4 million. Thus, the maximum amount which the borrowers could have advanced to us on that date, based on the temporary reduction relating to the excess availability requirement, was approximately $900,000.

         With respect to the original term loan, in addition to regularly scheduled installment principal and interest payments, the loan agreement requires that we apply the first $5.0 million of proceeds from designated asset sales to the repayment of the original term loan. As of March 31, 2001, no amounts had been applied to this requirement. Proceeds used to repay the original term loan cannot be reborrowed.

         Our second long-term debt facility is the indenture governing our 14.25% notes. As of December 31, 2000, the principal amount outstanding under our 14.25% notes was approximately $126.7 million, which was unchanged from the principal amount outstanding at December 31, 1999. After giving effect to the exchange offer, as of April 12, 2001, the principal balance outstanding under our 14.25% notes was approximately $92.5 million. The indenture contains covenants that restrict or limit our ability to, among other things, sell assets, pay dividends, redeem stock and incur additional indebtedness. Under the indenture, we may not sell assets unless we receive fair market value and at least 75% of the consideration is in cash or assets to be used in our coal mining business. The indenture also limits our ability to use asset sale proceeds. Specifically, the indenture permits us to use the first $1.0 million of asset sale proceeds for general corporate purposes. We may use proceeds in excess of $1.0 million for permitted purposes, including retiring senior secured debt and making capital expenditures. To the extent we do not use asset sale proceeds in excess of $1.0 million for permitted purposes, we must use 60% of those proceeds to redeem notes at a purchase price equal to the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any. We may use the remaining 40% for general corporate purposes. The indenture also prohibits us from making restricted payments, such as cash dividends and stock redemptions, unless several requirements are met. Except for permitted debt, which includes senior debt up to $55.0 million, debt existing as of October 1, 1999, indebtedness represented by capital lease obligations, mortgage financings or purchase money obligations, and other specified debt, the indenture prohibits us from incurring additional indebtedness unless we meet a fixed charge ratio test.

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

         During the fourth quarter of 2000, we entered into various financing arrangements with respect to certain mining equipment used in our operations. These financing arrangements included purchase money and capital lease obligations. This equipment was bought out under then existing operating lease arrangements. A total of approximately $3.2 million of equipment was financed under these arrangements during the fourth quarter of 2000. Interest rates on these transactions range from approximately 6.9% to 10.8%
 over terms ranging from 36 to 48 months. Approximately $1.6 million of capital lease obligations were outstanding as of December 31, 2000, of which $1.3 million is included in our long-term debt. Approximately $1.5 million of purchase money obligations were outstanding as of December 31, 2000, of which $1.1 million was included in long-term debt at December 31, 2000.

         CAPITAL EXPENDITURES AND OTHER COMMITMENTS AND CONTINGENCIES

         We budgeted approximately $6.7 million for capital expenditures for 2000. For the year ended December 31, 2000, we made capital expenditures of approximately $11.7 million. Of the $5.0 million by which we exceeded our budget, $3.9 million was related to the unexpected mine development costs at our Barbour County operations for accessing and developing the western portion of our Middle Kittanning reserves.

         Capital expenditures in 2000 were lower than in prior years resulting from the use of contract miners at our deep mines, since the contract miners are generally responsible for routine mine maintenance and development capital expenditures. Our future capital expenditures will be incurred for new mine acquisitions or development, surface mining equipment, surface facilities and maintenance or improvement of existing processing and loading facilities. Assuming we are able to find replacement contract miners for our Spruce Mine No. 1 and Sentinel Mine, we expect to make capital expenditures of approximately $6.0 million in 2001, $4.5 million in 2002, and $2.6 million in 2003, $5.4 million in 2004, and $1.4 million in 2005. However, if we are unable to secure replacement contract miners for these mines, our future capital expenditures will likely exceed these amounts. Such expenditures are exclusive of buyouts of leased equipment of approximately $3.2 million in 2001 and $800,000 in 2002. The capital expenditures in these years relate primarily to expected mine development costs. We expect to be able to make such expenditures with cash from operations and existing credit and financing arrangements.

         In January 2001, we reached a settlement with the Trustees of the United Mine Workers of America 1992 Benefit Plan regarding premiums and interest allegedly due for beneficiaries under that Plan for prior years. See "Item 3 -- Legal Proceedings" for a description of this matter. Under the settlement, we paid $280,000 in January, 2001 and are required to pay four equal quarterly installments of approximately $73,000 beginning in April 2001. We expect to fund these installments, as well as required monthly premiums due under the Rockefeller Act, with cash from operations or borrowings under our revolving credit facility as they become due.

         We are required to pay advance minimum royalties under our coal leases. Advance minimum royalties represent payments that we make in advance of mining as the coal lessee to landowners for the right to mine coal from the landowners' property. We made royalty payments, including production and advance minimum royalties of approximately $7.5 million in 2000, $9.4 million in 1999 and $12.3 million during 1998. Advance minimum royalty payments required to be made under our current leases are: $3.3 million in 2001; $2.4 million in 2002; $2.4 million in 2003; $2.4 million in 2004 and $2.4 million in 2005.

         We have various office and mining equipment operating lease agreements. Total rent expense was approximately $4.1 million for the year ended December 31, 2000, $7.8 million for the year ended December 31, 1999, and $12.5 million for the year ended December 31, 1998. Our rent expense has declined in 1999 and in 2000 primarily as a result of using contract miners to operate our deep mines, but also due to expirations of certain operating lease agreements which were not renewed. Future minimum annual rentals for office space and office and mining equipment, including amounts accrued for leasehold termination costs, are projected to be approximately $2.2 million in 2001; $1.7 million in 2002; $413,000 in 2003; $267,000 in 2004 and zero in 2005.

         OUR BUSINESS PLAN TO IMPROVE OPERATING AND FINANCIAL PERFORMANCE

              IMPROVING OUR BARBOUR AND UPSHUR COUNTY OPERATIONS

         In addition to our efforts to improve our financial position through the exchange offer and the amendment to the Foothill loan agreement, we plan to improve our operating and financial performance by completing the development work and beginning full production from the Upper Kittanning seam at the Sentinel Mine in Barbour County as soon as possible. In addition to maximizing production from this mine, we plan to evaluate resuming production in the Middle Kittanning seam as soon as coal production reaches acceptable levels in the Upper Kittanning seam.

         In addition to our efforts in Barbour County, we will continue to work aggressively to improve the clean coal production from our deep mines in Upshur County. At our Spruce Mine No. 2 in Upshur County, the contract miner has been producing coal from areas near the mine opening. Due to adverse geologic and mining conditions in these areas, the clean coal recovery, and hence, total clean coal production, from this mine have been lower than expected. The remainder of the coal reserve for this deep mine lies on the other side of a stream which runs across the surface of this reserve. Based on all available geologic and other information relating to the coal reserves on the other side of the stream, we believe the geologic and mining conditions should improve and that the clean coal recovery and production from this mine should increase as those reserves are developed. The contract miner began efforts to add a third production unit in the mine to begin mining under the stream in mid-2000. However, the addition of this third unit was delayed for approximately four months due to equipment availability problems and a severe shortage of qualified coal miners. The manpower and equipment for this new production unit was finally acquired and the work to mine under the stream began in November 2000. As expected, the contract miner is experiencing adverse roof conditions in the areas under this stream which are adversely affecting current recovery and production from this mine. The contractor has recently reported that while the mining conditions have been difficult, they are improving as the production unit advances to the other side of the stream.

         As discussed in "Item 1 -- Business -- Mining Operations -- Coal Production", we recently took over the operation of the Sentinel Mine in Barbour County and the Spruce Mine No. 1 in Upshur County from a contract miner. The contract miner ceased operations at both mines on March 30, 2001. We took immediate steps to continue the operation of these mines and resumed production from both mines on April 2, 2001. We will continue to work with our customers, the work force and critical suppliers to ensure that these mining operations continue in the ordinary course. As discussed in " -- Results of Operations" below, in accordance with our business plan to use contract miners for our deep mines, we plan to evaluate securing new contract miners for these operations.

                  OTHER MINING OPERATIONS

         In 2000, the profitability of our other mining operations exceeded budgeted expectations as a group. In addition to our efforts to improve our operating performance at our Barbour and Upshur County underground mines, we will continue to evaluate ways to improve the future performance at our other mining operations as well. We plan to review ways to reduce costs, to increase production and to sell any excess production in new or existing markets to take advantage of recent price increases in the spot coal markets.

         We currently operate a deep mine in the Beckley seam of coal in Raleigh County, West Virginia. This mine produces premium quality, low-volatility metallurgical coal, and is used to produce coke for use in steel production. One hundred percent of the production from this mine for the year 2001 is committed under a contract with AK Steel. Depending on mining conditions and the ability of our contract miner to mine our remaining reserves, the coal reserves for this mine are expected to be exhausted in the first or second quarter of 2002. We are currently evaluating ways to extend the life of this mine. We are also working on plans to enable us to continue using our preparation plant, rail loading and related facilities after our coal reserves are depleted. These plans could involve, among other things, purchasing coal from third party producers or providing processing and loading services. We are currently buying some coal produced by another producer and reselling it under our contract with AK Steel. Our ability to extend the life of our mine or use our assets following depletion of our coal reserves is subject to risks and uncertainties, many of which are beyond our control.

         We are also planning to open a new deep mine in Upshur County in a coal reserve that we currently own and control. This new mine will be located in the Kittanning seam and will be adjacent to our existing Spruce Mine No. 2. We have submitted applications for the necessary mining permits for this new mine. If we are successful in obtaining these permits, we will attempt to commence production from this mine in the second or third quarter of 2002.

                  MARKETING

         During the course of 2001, coal supply contracts for approximately 2.0 million tons of coal are scheduled to expire. Depending on our production estimates, coal prices and other factors, we expect to seek to renew the majority of this business for 2002. Based on the current markets for these coals, we believe that prices for this business will be at, or above, our current contract prices.

         In recent months, there have been price increases for coal in spot markets in the eastern United States. Because most of our production for 2001 is committed under long-term contracts and because we have encountered production problems at some of our underground mines, we have had limited opportunities to take advantage of these spot market price increases. However, we will continue to evaluate ways to maximize the amount of coal we have available for sale in the spot market.

                  UPSHUR COUNTY POWER PROJECT

         In addition to efforts to improve our existing mining operations, we have been pursuing a project that would utilize other assets that we currently own in Upshur County, West Virginia. Specifically, we currently own and control substantial surface mineable coal deposits in this county. We acquired these coal deposits in 1995 along with substantial neighboring deep mineable coal reserves, a coal preparation plant and related facilities, all located in Upshur County. One of our contract miners is currently operating our Spruce Mine
No. 2 in the deep mineable reserves that we acquired in that transaction. The surface mineable deposits are not included in the estimate of our recoverable coal reserves set forth above in "Item 2 -- Properties -- Coal Reserves."

         In the mid-1980s, the prior owner had conducted surface mining operations on this property. However, these operations produced substantial amounts of acid mine drainage. Because our predecessor was unable to surface mine these coal reserves without creating substantial amounts of acid mine drainage, it was unable to secure new mining permits and the operation was eventually closed. There have been no surface mining operations on the property since 1986.

         After several years of research and development, we believe that we have developed a technique to surface mine these coal deposits and reclaim the property without creating acid mine drainage. The process will require the construction and operation of a coal-fired power generating facility on a site near the deposits. The ash generated in the combustion process will be used in reclaiming the property and will assist in neutralizing any remaining acid producing material.

         In December 1999, we filed an application for a permit to surface mine this property. Because of concerns expressed by regulatory agencies and environmental stakeholders regarding acid mine drainage, we applied for a one acre permit to test our mining and reclamation technique. The one acre test permit was issued in September 2000. We have completed coal removal operations on the one acre site and are in the process of reclaiming this property. The fuel mined from this site was burned in a nearby power plant, and ash from that plant is being used in the reclamation of that site. This plant uses the same technology that would be used by the power generating facility that is planned for the site. Thus, our mining and reclamation of the one acre test site are practically identical to the mining and reclamation techniques that are planned for the project.

         Once reclamation on the one acre test site are completed, we will monitor the post-mining water discharge at the site to determine if acid mine drainage is being produced. If we are successful in mining and reclaiming the site without creating acid mine drainage, we plan to prosecute our pending application for a larger surface mining permit. If a permit is issued, we expect that it will be conditioned on, among other things, the construction and operation of a power plant on the site.

         In March 2000, we constructed a tower on our property to collect meteorological data that will be required to support an application for an emissions permit for the power plant. We must have a minimum of 12 months of meteorological data for the permit application. We are continuing to collect the data and have engaged a third party consulting firm to assist in the data collection and analysis. We anticipate completing the data collection and analysis in the second quarter of 2001.

         Because this project will require the construction and operation of a power generating facility, we have been discussing the project and negotiating a transaction with a number of third parties for the past 12 to 18 months. We have not entered into any definitive agreements for the project. However, if a definitive agreement is reached, we anticipate that it will involve, among other things, a commitment (i) by a third party to design, finance, construct, own and operate the power generating facility and (ii) by us to enter into a long-term fuel supply and ash disposal agreement.

         As previously disclosed, this project will require various federal, state and local permits and approvals, including permits for the surface mining operation and the power generating facility. In addition, the project will involve a substantial capital investment to be made by a third party. Because of these and other significant requirements and conditions for the project, we cannot assure you that we will be able to complete the project on terms acceptable to us, if at all.

                  ASSET SALES

         As part of our business plan for the past several years, we have been attempting to sell various non-operating assets. We are holding these non-operating properties for sale because they either require substantial capital to develop or have significant holding costs.

         In July 1999, we sold selected coal reserves in Preston and Taylor Counties, West Virginia for net proceeds of approximately $1.3 million plus royalties on future production. In connection with this transaction, we also entered into call agreements under which we have the option to purchase coal produced by the buyer at agreed upon prices as more fully described under "Item 1 -- Business -- Mining Operations -- Coal Production -- Preston County, West Virginia". We have continued to market our other properties that are being held for sale. However, we believe that our efforts to market these properties over the past several years have been hampered by our financial condition, depressed coal markets, regulatory uncertainties affecting the coal industry, and other factors beyond our control. In recent months, there have been increases in the price of coal being sold in spot coal markets. If these price increases are sustained, we believe this could have a positive impact on our efforts to dispose of the assets we are holding for sale. However, we cannot assure you that asset sales will be completed on terms acceptable to us, if at all.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

         COAL SALES AND RELATED REVENUES. Coal sales and related revenues decreased 1.7% from $229.9 million for the year ended December 31, 1999 to $226.0 million for the year ended December 31, 2000. Approximately 59% of the 2000 decrease in coal sales and related revenues was due to pricing changes, as discussed below, and 41% was the result of lower production levels.

         Coal sales volume decreased 12.0% from 10.8 million tons for the year ended December 31, 1999 to 9.5 million tons for the year ended December 31, 2000. This decrease in coal sales volume was primarily due to 1.1 million fewer commission tons having been sold in 2000 compared to 1999 and, to a lesser extent, reduced coal production. These decreases were slightly offset by approximately 300,000 more brokered coal tons having been sold in 2000 than in 1999. The following table presents the coal production, including coal purchased from third parties for blending, from each of the counties in which we produced coal in 2000.

                                                       YEAR ENDED DECEMBER 31,
         COUNTY, STATE                                   2000           1999
         -------------                                   ----           ----
                                                        (TONS IN THOUSANDS)

         Upshur County, West Virginia                    2,021         1,406
         Barbour County, West Virginia                     594           998
         Monongalia County, West Virginia                  575           743
         Garrett County, Maryland                          519           460
         Raleigh County, West Virginia                     511           585
         Grant County, West Virginia                       410           331
         Harrison County, West Virginia                    361           350
         Preston County, West Virginia                       9           173
         Webster County, West Virginia                       -           451
                                                         -----         -----
           Total                                         5,000         5,497
                                                         =====         =====


         The decrease in coal production for the year ended December 31, 2000, as compared to the same period for 1999 was primarily due to the following:

         o In December 1998, we discontinued our Webster County surface mining operation because our reserves had become uneconomic. See "Item 1 -- Business -- Mining Operations -- Coal Production -- Webster County" for a description of the events that lead to the discontinuance of this operation. In addition, we completed operations at the contract deep mine in Webster County in the third quarter of 1999 upon exhaustion of the deep mine's reserve. Accordingly, we had no production from this operation in 2000. We do not anticipate resuming operations in Webster County in the foreseeable future.

         o In the third quarter of 1999, our contract miner moved the operating sections in the Barbour County mine from one area of our Middle Kittanning reserve to another. Since that time, our contract miner for this mine has been developing the new area of this reserve for future production and has encountered significant adverse roof control conditions. As a result of the move, the development work and the roof conditions, coal production during 2000 from the Middle Kittanning seam in this mine declined and was significantly lower than expected. We fulfilled our sales commitments in 2000 by supplementing our production with coal we purchased from third parties.

                  In early January 2001, our contract miner began constructing an underground slope to access our Upper Kittanning coal reserve which lies approximately 40 to 50 feet above the Middle Kittanning seam. See "Item 1 -- Business -- Mining Operations -- Coal Production -- Barbour County" and "-- Liquidity and Capital Resources -- Performance in 2000" above for a description on the status of our Barbour County deep mine operations. We currently expect to produce approximately 485,000 tons of coal from this mine in 2001. If necessary, we will supplement this production with coal purchased from third parties and, if possible, coal produced from our other mines in order to meet our sales commitments. If we are unable to achieve this production level, continued lower-than-expected coal production could have a material adverse effect on our liquidity, financial condition and results of operations.

         o We reduced our production schedule at our Monongalia County surface operations in 1999 in response to poor market conditions and the quality of our remaining reserves. In 2000, we secured new sales contracts for our Monongalia County operations. We currently anticipate that coal production from these operations in 2001 will remain relatively stable as compared to coal production in 2000. In addition to our coal production, we also mine and produce a low Btu blended fuel product which consists of a blend of coal and waste product. This fuel is sold and shipped by truck to the Grant Town Power Plant located in Grant Town, West Virginia.

         o In January 2000, production at our remaining contract deep mine in Preston County ceased as a result of the depletion of the mine's reserve. We will replace coal produced in this county with coal from our deep mines in Upshur County.

         While we experienced lower production at the mines described above, tonnage levels during 2000 as compared to the same period for 1999 increased at our deep mines in Upshur, Grant and Harrison counties, West Virginia and at our deep mine in Garrett County, Maryland. These increases partially offset the decreases described above in 2000. VEPCO's Mt. Storm Power Station is planning an outage during 2001 in order to install pollution control equipment. As a result of this planned outage, we anticipate, and have planned for, producing a total of approximately 375,000 fewer tons of coal in 2001 as compared to 2000 from our Garrett County, Maryland and Grant County, West Virginia deep mines and our Allegany County, Maryland surface mine. We currently anticipate that we will be able to sell a portion of the 375,000 tons in the spot coal market and, if we are successful in doing so, we will increase our production accordingly.

         Coal sales and related revenues consist of sales of company-produced coal, brokered coal and other revenue. The revenues attributable to each for 2000 are as follows:

                                                      YEAR ENDED DECEMBER 31,
              DESCRIPTION                               2000           1999
              -----------                               ----           ----
                                                      (DOLLARS IN MILLIONS)
              Company-Produced Sales                 $ 127.9        $ 145.2
              Brokered Coal Sales                       92.5           81.7
              Other Revenue                              5.6            3.0
                                                     -------        -------
                                                     $ 226.0        $ 229.9
                                                     =======        =======


         The average selling price per ton sold of company-produced sales decreased 2.8% from $26.10 for the year ended December 31, 1999 to $25.37 for the year ended December 31, 2000. This decrease was primarily related to a decline in the quality and price of the coal sold by our Monongalia County, West Virginia operations.

         The average selling price per ton sold of brokered coal sales increased 1.5% from $29.42 for the year ended December 31, 1999 to $29.85 for the year ended December 31, 2000. This increase was primarily related to contractual price increases on some of our long-term contracts supplied with brokered coal.

         Other revenue, which is generated from ash disposal services and shipments of waste coal and blended fuel from our Monongalia County operations, increased 86.7% from $3.0 million in 1999 to $5.6 million in 2000. The increase in other revenues resulted primarily from increased tonnages and, to a lesser extent, increased prices for these services and products.

         As discussed under "Item 1 -- Business -- Coal Marketing and Sales," a substantial majority of our coal is sold under long-term contracts. Over the past several years, we have been successful in renewing in excess of 90% of the annual tons covered by long-term contracts that were up for renewal and that we desired to renew. Most recently, we renewed our contract with PEPCO's Chalk Point and Morgantown Plants. This contract was scheduled to expire at the end of 2000, and PEPCO had the unilateral right to extend the contract for one additional year. We entered into two contracts with PEPCO, one contract for the supply of 1.5 million tons of coal to the Chalk Point, Morgantown and Dickerson plants in 2001 and the second contract to supply between 1.3 and 2.0 million tons of coal to these plants for 2002. We elected to commit fewer tons under these contracts than we had in 2000 based on market considerations as well as other factors at the time of the renewal. We have six long-term contracts set to expire during 2001 as more fully detailed under "Item 1 -- Business -- Long-Term Coal Supply Contracts". The total annual contract tonnage expiring in 2001 is approximately
2.0 million tons. The average continuous years of service with the six customers whose contracts expire in 2001 is in excess of 6 years. If these customers, or any one of them, do not renew their contracts with us, we would attempt to sell the coal at equivalent prices, but we cannot assure you that we would be successful in doing so. If these customers, or any one of them, do not renew and we are unable to sell the coal at substantially equivalent prices, our liquidity, financial condition and results of operations could be materially adversely affected.

         Some of our long-term contracts are at above-market prices. We estimate that for the year ended December 31, 2000, a total of approximately $8.8 million of our pre-tax cash flow was attributable to the extent by which our contract prices exceeded current market prices for coal of comparable quality.

         Cost of Operations and Selling Expenses. The cost of operations and selling expenses decreased 4.1% from $209.7 million for the year ended December 31, 1999 to $201.1 million for the year ended December 31, 2000. The per ton cost of operations and selling expenses for company-produced and brokered coal decreased 1.4% from $25.14 per ton shipped for the year ended December 31, 1999 to $24.78 per ton shipped for the year ended December 31, 2000. The decrease resulted from the change, over the course of 1999, to the use of contract miners at our deep mines and to cost savings at our Monongalia County operations where we were able to ship more raw coal in 2000 as compared to 1999. We do not anticipate that we will achieve further decreases in per ton costs of operations and selling expenses in the near term. As a result of taking over the operation of the Sentinel Mine in Barbour County and the Spruce Mine No. 1 in Upshur County on April 2, 2001, we are evaluating the impact on our per ton costs of operations. Although we cannot assure you that our costs of operations will not increase, we believe that, among other things, the use of the same labor force supplier that our contract miner had used should mitigate the risk of an increase in the costs of operations at these mines.

         General and Administrative Expenses. General and administrative expenses increased 20.0% from $7.0 million for the year ended December 31, 1999 to $8.4 million for the year ended December 31, 2000. As discussed above in "-- Liquidity and Capital Resources -- Performance in 2000," this increase was the result of a charge recorded as an allowance for doubtful notes receivable and advances of $1.7 million. Absent this charge, general and administrative expenses decreased 4.3% as a result of continued cost reductions in corporate overhead. We expect that our general and administrative expenses in 2001, excluding costs associated with the April 2001 exchange offer, will remain relatively constant with 2000 after adjusting for the $1.7 million provision for doubtful accounts.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization remained relatively constant at $18.1 million for the year ended December 31, 2000, as compared to $18.2 million for the year ended December 31, 1999. As a result of the restructuring of our mining operations that took place in 1998, we reviewed the carrying value of long-lived assets to determine whether that value was recoverable from future undiscounted operating cash flows. Based on the results of that review, we impaired various assets in 1998 and adjusted prospectively, the remaining asset life based on the cash flow analysis. Accordingly, the useful life of goodwill was prospectively reduced from 40 years to a period ranging from 3 to 20 years, and the useful life of various fixed assets was also reduced. These reductions resulted in higher depreciation, depletion and amortization and are offset by a reduction in amortization and depletion resulting from lower production levels in 2000 as compared to 1999.

         Loss on Impairment of Investment and Restructuring Charges. As part of our normal policies and procedures, we review our long-lived assets and our identifiable intangible assets for impairment whenever there is an event or a change in the circumstances relating to the specific asset that indicates that the carrying value of such asset may not be recoverable. Our review analyzes several factors, however, the primary focus is placed on the anticipated future cash flows which are then compared to our carrying value.

         The significant components of loss on impairment of investment and restructuring charges for the years ended December 31, 2000 and 1999 were as follows:

          DESCRIPTION                                 2000              1999
          -----------                                 ----              ----
                                                      (DOLLARS IN THOUSANDS)
          Impairment of properties and investment    $ 343            $ 4,169
          Exit costs                                    --                931
          Equipment leasehold termination costs       (899)             1,126
                                                     -----            -------
                                                     $(556)           $ 6,226
                                                     =====            =======

         Based on changes in mining operations, the salvage value of leased equipment and a fair market valuation of our non-operating properties, we determined that additional impairment charges were necessary, as described below.

         Impairment of Properties and Investment:

         Our 2000 impairment charge of approximately $343,000 related to our properties and investment is an adjustment made to the value of our coal preparation plant and loading facility in Upshur County, West Virginia. This facility was acquired in 1995 and was being held idle for future use in connection with our Upshur County operations. We had entered into a synthetic fuel project with a third party in 1998 that we anticipated would provide for capital improvements for these facilities and would result in the use of this facility. At the end of 1998, when the project was deemed unsuccessful, an impairment charge was recorded to reflect the then current appraised value of the facility in its existing condition. In 2000, we received an updated appraisal, performed by an independent third party, of certain of our personal property and fixed assets. As a result of the appraisal, in the fourth quarter of 2000, we made a downward adjustment in the carrying value of this facility to reflect the value contained in the third party appraisal.

         The components of the 1999 impairment charges related to our properties and investment were as follows:

                                     PROPERTY, PLANT    ADVANCE
                                          AND           MINIMUM
        DESCRIPTION                    EQUIPMENT       ROYALTIES        TOTAL
        -----------                    ---------       ---------        -----
                                                (DOLLARS IN THOUSANDS)
Barbour County, WV                      $   617         $    --        $   617
Tazewell County, VA                         957           2,000          2,957
Monongalia County, WV                     1,078              --          1,078
Preston and Taylor Counties, WV            (483)             --           (483)
                                        -------         -------        -------
                                        $ 2,169         $ 2,000        $ 4,169
                                        =======         =======        =======

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

         Exit Costs:

         We did not record any exit costs in 2000.

         During the second quarter of 1999, in connection with the close down of our operations in Webster County, we recorded approximately $931,000 of additional charges for reclamation and other close down costs to be incurred over the remaining phases of the reclamation process. As of December 31, 2000, approximately $514,000 of such costs had been paid resulting in a remaining reserve of $417,000 for such costs. The most significant component of the charge was a change in the cost per bank cubic yard as a result of a change in the reclamation contractor utilized at the site.

         Equipment Leasehold Termination Costs:

         In 2000, we reversed $899,000 of equipment leasehold termination costs recorded in prior years, as discussed below.

         In 1999, we expected to incur losses on equipment covered by operating leases. These losses were estimated by comparing lease buyout costs with the expected fair market value of the leased equipment. We recorded an expected loss of approximately $1.1 million for the year ended December 31, 1999 as equipment leasehold termination costs. As these operating leases expire, the equipment is either purchased and sold if it is not expected to be used in our operations or it is leased for an additional period under either a capital or operating lease. Accordingly, as these leases expire, the estimated loss may change. During the fourth quarter of 2000, we reviewed our accrual for leasehold termination costs and, as a result of the conversion of operating leases to capital leases and the sale of certain equipment that was purchased under buyout provisions of operating leases, we have reversed approximately $899,000 of equipment leasehold termination costs which had been recorded as a loss on impairment in previous years.

         Interest Expense. Interest expense increased 11.9% from $15.1 million for the year ended December 31, 1999 to $16.9 million for the year ended December 31, 2000. The increase in interest expense was due to an increase in our average outstanding indebtedness which resulted from the supplemental term loan obtained under the Foothill loan agreement in October, 2000, and an increase in the average effective interest rate from the periods in 1999 compared to the same periods in 2000. As a result of the consummation of the exchange offer, we expect interest expense in the future to decrease by approximately $4.9 million annually. See "-- Liquidity and Capital Resources -- Impact of the Exchange Offer and Future Debt Service Requirements" above and "Item 7A -- Quantitative and Qualitative Disclosures About Market Risks" below.

         Other Income And Expense. Other income increased 13.3% from $4.5 million for the year ended December 31, 1999 to $5.1 million for the year ended December 31, 2000. The increase in other income was attributable primarily to $531,000 of additional income from the sale of real property and mining equipment that was no longer useful in our business in 2000 compared to 1999.

         Income Taxes. An income tax provision of $625,000 was recorded for the year ended December 31, 2000. This tax provision was the result of a change in valuation allowance of $1.4 million to reflect revised expectations as to our ability to utilize those assets and was offset by $809,000 of deferred federal and state tax benefits for 2000. In 1999, we recognized an income tax benefit of $8.9 million. This was due primarily to a $15.7 million change in the valuation allowance of our deferred tax assets, a $13.4 million reduction in those deferred tax assets resulting from the use of net operating losses to reduce cancellation of indebtedness income generated by the private restructuring and the public exchange and additional tax benefits recognized as a result of our taxable loss in 1999, which replaced substantially all of the net operating losses utilized.

         Net Loss. Our net loss decreased $1.9 million, or 11.8%, from $16.1 million for the year ended December 31, 1999 to $14.2 million for the year ended December 31, 2000. The decrease in net loss was the result of a reduction of $8.6 million of cost of operations and selling expenses offset by a decline in revenues of $3.9 million, a decrease in loss on impairment of investment and restructuring charges of $6.8 million, a reduction in financial restructuring fees and unusual charges of $2.6 million and an increase in other income of $603,000. These reductions of our net loss were offset by higher interest expense of $1.8 million, increased general and administrative expenses of $1.4 million (resulting from a charge for an allowance for doubtful notes receivable and advances of $1.7 million) and a $9.6 million reduced tax benefit (resulting from the difference between the $8.9 million tax benefit in 1999 and the $625,000 tax provision in 2000).

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

         COAL SALES AND RELATED REVENUES. Coal sales and related revenues decreased 20.8 % from $290.4 million for the year ended December 31, 1998 to $229.9 million for the year ended December 31, 1999. Approximately 89% of the 1999 decrease in coal sales and related revenues was due to lower production levels and 11% was due to pricing changes, as discussed below.

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


                                                     YEAR ENDED DECEMBER 31,
          COUNTY, STATE                                1999          1998
                                                       ----          ----
                                                       (TONS IN THOUSANDS)
          Upshur County, West Virginia                 1,406           960
          Barbour County, West Virginia                  998         1,222
          Monongalia County, West Virginia               743         1,134
          Raleigh County, West Virginia                  585           941
          Garrett County, Maryland                       460           286
          Webster County, West Virginia                  451         1,271
          Harrison County, West Virginia                 350           316
          Grant County, West Virginia                    331           703
          Preston County, West Virginia                  173           512
                                                       -----         -----
            Total                                      5,497         7,345
                                                       =====         =====


         The decrease in coal production for the year ended December 31, 1999 as compared to the same period for 1998 was primarily due to the following:

         o We idled our Webster County surface mine in December 1998. In addition, we completed operations at the contract deep mine in Webster County in the third quarter of 1999 upon exhaustion of the mine's reserve base. We do not expect to resume operations in Webster County in the foreseeable future. We fulfilled our sales commitments with coal we produced from other mines and coal we purchased from third parties. We expect to replace a portion of the production lost from the closing of this operation from new coal mines that we have opened in Upshur County, West Virginia.

         o In the third quarter of 1999, our contract miner moved the operating sections in the Barbour County mine from one area of the reserve to another. Since that time, our contract miner for this mine has been developing the new area of the reserve for future production and has encountered adverse roof control conditions. As a result of the move, the development work and the roof conditions, coal production from this mine declined, and was lower than expected in 1999.

         o We reduced our production schedule at our Monongalia County surface operations in 1999 in response to poor market conditions and the quality of our remaining reserves. We have recently completed new sales contracts for our Monongalia County operations and anticipate that production from these operations will increase from 1999 levels.

         o We implemented a reduced production schedule at our Raleigh County deep mine during 1999. We reduced production in response to changing geological and market conditions and to more effectively mine the remaining reserves. The Raleigh County deep mine is expected to produce at a reduced tonnage level for its remaining life.

         o We completed one contract mining operation in Preston County during the fourth quarter of 1998. Production at the remaining contract deep mine in Preston County ceased in January 2000 because the mine's reserve base was depleted.

         o We idled the Grant County surface mine in December 1998. This surface mine was idled because we had mined all of its then permitted reserves, and we were not able to obtain a new mining permit for the adjacent properties until December 1999. With the idling of the surface mine at Grant County, we were unable to sell the portion of production from the Grant County deep mine that had previously been blended with coal from the idled surface mine. As a result of this and other factors, we idled the deep mine in February 1999, which caused an additional decline in coal production. With the permit for the surface mine secured in December 1999, coal production resumed in May 2000. We also resumed operations in the deep mine with the use of a contract miner in February 2000.

         While we experienced lower production at the mines described above, tonnage levels during 1999 as compared to the same period for 1998 increased at our deep mines in Upshur and Harrison counties, West Virginia and at our deep mine in Garrett County, Maryland. These increases partially offset the decreases described above.

         Coal sales and related revenues consist of sales of company-produced coal, brokered coal and other revenue. The revenues attributable to each are as follows:

                                                  YEAR ENDED DECEMBER 31,
              DESCRIPTION                           1999           1998
              -----------                           ----           ----
                                                  (DOLLARS IN MILLIONS)
              Company-Produced Sales             $ 145.2        $ 207.1
              Brokered Coal Sales                   81.7           80.2
              Other Revenue                          3.0            3.1
                                                 -------        -------
                                                 $ 229.9        $ 290.4
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

         Cost of Operations and Selling Expenses. The cost of operations and selling expenses decreased 24.2% from $276.5 million for the year ended December 31, 1998 to $209.7 million for the year ended December 31, 1999. The per ton cost of operations and selling expenses for company-produced and brokered coal decreased 7.8% from $26.87 per ton shipped for the year ended December 31, 1998 to $24.78 per ton shipped for the year ended December 31, 1999. The decrease resulted from our use of contract miners at our deep mines and from the idling of some of our higher cost mines.

         General and Administrative Expenses. General and administrative expenses decreased 23.1% from $9.1 million for the year ended December 31, 1998 to $7.0 million for the year ended December 31, 1999. The decrease was primarily a result of reduced corporate overhead and reduced engineering costs related to potential projects and properties.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization remained constant at $18.2 million for the years ended December 31, 1998 and 1999. As a result of the restructuring of our mining operations that took place in 1998, we reviewed the carrying value of long-lived assets to determine whether that value was recoverable from future undiscounted operating cash flows. Based on the results of that review, we impaired various assets in 1998 and adjusted prospectively, the remaining asset life based on the cash flow analysis. Accordingly, the useful life of goodwill was prospectively reduced from 40 years to a period ranging from 3 to 20 years, and the useful life of various fixed assets was also reduced. These reductions resulted in higher depreciation, depletion and amortization and are offset by a reduction in amortization and depletion resulting from lower production levels in 1999 as compared to 1998.

         Loss on Impairment of Investment and Restructuring Charges. The significant components of loss on impairment of investment and restructuring charges for the years ended December 31, 1999 and 1998 were as follows:


         DESCRIPTION                                   1999              1998
         -----------                                   ----              ----
                                                       (DOLLARS IN THOUSANDS)
         Impairment of properties and investment     $ 4,169          $ 44,416
         Exit costs                                      931            25,411
         Assets to be disposed                             -            15,983
         Equipment leasehold termination costs         1,126             3,957
         Other                                             -               950
                                                     -------          --------
                                                     $ 6,226          $ 90,717
                                                     =======          ========


         During the fourth quarter of 1998, we initiated a comprehensive new business plan as the basis for our future direction and operations. The development of the business plan was necessary based on several factors, including (1) the overall deterioration of operating performance and financial position, (2) a decline in the coal market and (3) the changes in senior operational management. Most of the new senior operational managers joined us in early 1998. By the beginning of the fourth quarter of 1998, all senior operational management changes had been completed, and the new management was sufficiently knowledgeable to prepare performance forecasts. The forecasts were eventually used to develop five-year cash flow forecasts and our new business plan. The business plan resulted in a significant shift in the long-term operating strategy. Through the development of the new business plan, we determined that the estimated future undiscounted cash flows were below the carrying value of some properties, that some properties were to be exited and that other assets were to be sold.

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

         Impairment of Properties and Investment:

         The components of the 1999 impairment charges related to our properties and investment were as follows:

                                          PROPERTY, PLANT   ADVANCE
                                                AND         MINIMUM
        DESCRIPTION                          EQUIPMENT     ROYALTIES     TOTAL
        -----------                          ---------     ---------     -----
                                                    (DOLLARS IN THOUSANDS)
        Barbour County, WV                    $   617       $     -     $   617
        Tazewell County, VA                       957         2,000       2,957
        Monongalia County, WV                   1,078             -       1,078
        Preston and Taylor Counties, WV          (483)            -        (483)
                                              -------       -------     -------
                                              $ 2,169       $ 2,000     $ 4,169
                                              =======       =======     =======

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

         The components of the 1998 impairment charges related to our properties and investments were as follows:

                                                   PROPERTY, PLANT    ADVANCE
                                                         AND          MINIMUM
DESCRIPTION                                           EQUIPMENT      ROYALTIES      GOODWILL         TOTAL
-----------                                           ---------      ---------      --------         -----
                                                                    (DOLLARS IN THOUSANDS)
Raleigh County, WV                                     $    --        $    --        $ 5,705        $ 5,705
Upshur County, WV                                        6,036             --             --          6,036
Grant County, WV and Garrett County, MD                 11,113          7,009             --         18,122
Monongalia and Preston Counties, WV                      2,652          2,895          9,006         14,553
                                                       -------        -------        -------        -------
                                                       $19,801        $ 9,904        $14,711        $44,416
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

         Monongalia and Preston Counties. The impairment for Monongalia and Preston counties, West Virginia relates to the mining operations conducted by one of our subsidiaries in those two counties. Of the total $14.6 million impairment, $14.2 million relates to the subsidiary's operations in Monongalia County and the remaining $400,000 of the impairment relates to its operations in Preston County.

         The impairment for Monongalia County relates primarily to reductions in the price expected to be received for the high sulfur coal produced from these operations. Although a substantial portion of our total production is sold under long-term contracts, a significant portion of the production in Monongalia County is sold on a short-term basis or in the spot market. As a result, these operations are subject to price fluctuations. For several years leading up to and including 1998, the prices for this coal had deteriorated. These price reductions caused us to lower production levels and analyze various operating strategies. The results of the analyses coupled with the market changes lowered estimated future cash flows from this property and, when compared with the carrying values for the property, generated this impairment.

         The $400,000 impairment for Preston County, West Virginia relates to the active operations in this county which ceased in January 2000. The most significant portion of this adjustment is the result of our decision not to mine additional coal reserves in this county. As a result of this decision, we were left with carrying amounts on a preparation plant and loading facility that were expected to be used with new operations without a useful life beyond early 2000. As a result, the expected carrying value beyond early 2000 was fully impaired. The remaining reserves were sold during 1999. The proceeds received from the sale of the reserves were approximately $483,000 greater than the carrying value, resulting in an income offset to the 1999 impairment charge.

         Exit Costs:

         During the second quarter of 1999, in connection with the close down of our operations in Webster County, we recorded approximately $931,000 of additional charges for reclamation and other close down costs to be incurred over the remaining phases of the reclamation process. As of December 31, 2000, approximately $514,000 of such costs had been paid resulting in a remaining reserve of $417,000 for such costs. The most significant component of the charge was a change in the cost per bank cubic yard as a result of a change in the reclamation contractor utilized at the site.

         During 1998, we decided to exit our investment in Webster and Braxton counties in West Virginia. This decision was based on then current market conditions and expected future mining costs. Although we still own or control assets in these counties, no operations are expected in the future and all active operations will be reclaimed. At December 31, 2000, the balance of the $5.1 million reclamation accrual that was established in 1998 was zero since we had incurred and paid $5.1 million of costs associated with the reclamation of these properties in 1999 and 2000. We attempted to sell these assets, but were unsuccessful and are permanently reclaiming the active operations. Previously, our financial statements included coal reserves that extended beyond Webster County and into Braxton County. Although the reserves were in two counties, all coal mined in either county would have been returned to our processing plant and loading facility in Webster County. Accordingly, these reserves constituted one coal property. The exit charges associated with the investment in these counties consist of the following:

               ASSET CATEGORY                                AMOUNT
               --------------                                ------
                                                      (DOLLARS IN THOUSANDS)
               Property, plant and equipment                $ 13,569
               Reclamation accrual                             5,100
               Advance minimum royalties                       1,651
               Goodwill                                        4,896
               Other                                             195
                                                            --------
                                                            $ 25,411
                                                            ========

         Assets to be Disposed:

         During 1998, as part of our liquidity planning, some assets had been identified to be held for sale. These assets were reclassified to a separate asset account and were adjusted to their fair market value. Fair market values were based on current offers, third party appraisals and other information we believe was relevant to establish these values. The charges for assets held for sale consist of the following:

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
                                =======          =======            =======

         The assets held for sale in Raleigh County consist of undeveloped coal reserves. The undeveloped coal reserves are separate from active operations and related coal processing and loading facilities in those counties. In the third quarter of 1999, we sold substantially all of our undeveloped coal reserves in Preston County for approximately $1.3 million in cash plus royalties on future production and options to purchase up to 800,000 tons of coal per year produced from these reserves for a ten-year period.

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

         Other Income And Expense. Other income increased 15.4% from $3.9 million for the year ended December 31, 1998 to $4.5 million for the year ended December 31, 1999. The increase in other income was attributable primarily to $600,000 of income from the sale of real property and mining equipment that was no longer useful in our business and $300,000 of income we received for services we rendered under a fuel agency agreement.

         Income Taxes. The income tax benefit increased 11.3% from $8.0 million for the year ended December 31, 1998 to $8.9 million for the year ended December 31, 1999. The increase in the income tax benefit is due to the change in our valuation allowance of $15.7 million related to the recognition of net operating losses to reduce the debt cancellation income through the private restructuring and public exchange. These net-operating losses had been fully reserved for in prior years. This benefit was partially offset by a tax provision of $13.4 million related to our debt restructuring costs.

         Net Loss. Our net loss decreased $90.5 million from $106.6 million for the year ended December 31, 1998 to $16.1 million for the year ended December 31, 1999. The decrease in net loss was the result of $9.2 million of improved margins resulting from the reduction of operating and selling expenses discussed above and $84.5 million of lower loss on impairment and restructuring charges taken in 1999 as compared to 1998. These improvements were slightly offset by $1.2 million of increased general and administrative expenses and financial restructuring fees and $2.0 million of interest expense.

DIVIDEND RESTRICTIONS AFFECTING SUBSIDIARIES

         As of December 31, 2000, there were no restrictions affecting the ability of the subsidiaries guaranteeing our 14.25% notes to make distributions to us or other subsidiaries, except for restrictions in our loan agreement with Foothill and those restrictions provided by law generally, such as the requirement of adequate capital to pay dividends under corporate law. The loan agreement with Foothill provides that, in order to advance funds to us, the borrowers under the loan agreement must have excess availability of at least $5.0 million on the date of the advance and for the 30 days preceding the date of the advance, after giving effect to the advance (or $10.0 million if advances are for prepayment or purchases of our 14.25% notes). In connection with the exchange offer, the Foothill loan agreement was amended to reduce the excess availability requirement from $5.0 million to $2.5 million for the period beginning March 13, 2001 through November 1, 2001. Thereafter, the excess availability requirement returns to $5.0 million. As of April 11, 2001, revolving credit availability under the loan agreement, after the April 2001 semi-annual interest payment on our notes was made, was approximately $3.4 million. Thus, the maximum amount which the borrowers could have advanced to us on that date, based on the temporary reduction relating to excess availability, was approximately $900,000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

INTEREST RATE RISK

          We are exposed to market risk from financial instruments that could occur upon adverse changes in interest rates. We do not currently use derivative financial instruments to manage this risk. At December 31, 2000, we had fixed-rate long-term debt with a carrying value of $155.7 million and variable rate borrowings of $17.2 million outstanding. Assuming an adverse change in interest rates with no change in the average or outstanding amounts of our long-term debt, the fair value of our fixed rate debt could decrease materially. However, we do not expect that those debt obligations could be settled or repurchased in the open market at the lower amount, in the ordinary course of business. Our fixed rate debt is comprised primarily of our 14.25% notes which have a face value of $126.7 million ($92.5 million following the April 12, 2001 exchange offer). Interest is paid semi-annually on April 1 and October 1 on the outstanding balance of the notes. These notes mature on September 1, 2007. We also would incur additional interest expense each year on our variable rate borrowings. For example, assuming a 100 basis-point increase in the average interest rate for our variable rate borrowings with no change in the average or outstanding amounts of those borrowings from December 31, 2000, we would incur approximately $172,000 of additional interest expense. In the event of a material increase in interest rates, we would attempt to mitigate our interest rate exposure. However, depending on our financial condition at the time, we may have limited or no ability to do so.

DISCLOSURE OF LIMITATIONS

         As the above information incorporates only the exposures that exist at December 31, 2000, it does not consider any exposures or positions which could arise subsequent to such date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during any given period and interest rates at such time.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA







                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Anker Coal Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Anker Coal Group, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statement of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anker Coal Group, Inc. and subsidiaries as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




/s/ KPMG LLP
Pittsburgh, Pennsylvania


March 16, 2001, except for Notes 16 and 20 which are dated April 12, 2001.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Anker Coal Group, Inc. and Subsidiaries:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Anker Coal Group, Inc. and its subsidiaries (the Company) at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14, to the consolidated financial statements, the Company had significant losses from operations during 1999 and 1998 and faces significant future debt service payments beginning in 2001.


/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania


March 3, 2000, except for Note 18,
which is dated March 16, 2000

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                                       ASSETS
                                                                                             2000              1999
                                                                                             ----              ----
Current assets:
     Cash and cash equivalents                                                            $       5         $       7
     Accounts receivable:
          Trade                                                                              18,753            21,696
          Affiliates                                                                              2                41
     Inventories                                                                              2,183             3,169
     Current portion of long-term notes receivable                                            1,616               608
     Prepaid expenses and other                                                               2,949             2,593
     Deferred income taxes                                                                    1,326             2,801
                                                                                          ---------         ---------
          Total current assets                                                               26,834            30,915

Property, plant and equipment:
     Coal lands and mineral rights                                                           67,728            62,135
     Machinery and equipment                                                                 74,825            72,199
                                                                                          ---------         ---------
                                                                                            142,553           134,334
     Less allowances for depreciation, depletion and amortization                            51,379            37,956
                                                                                          ---------         ---------
                                                                                             91,174            96,378
Other assets:
     Assets held for sale                                                                     9,000             9,000
     Advance minimum royalties                                                                7,828             6,122
     Goodwill, net of accumulated amortization of $5,852 and $4,094 in
          2000 and 1999, respectively                                                        18,237            19,995
     Other intangible assets, net of accumulated amortization of $2,535 and $1,614
          in 2000 and 1999, respectively                                                      4,686             5,298
     Notes receivable                                                                         2,167             3,102
     Other assets                                                                             3,870             5,597
     Deferred income taxes                                                                    3,396             2,546
                                                                                          ---------         ---------
          Total assets                                                                    $ 167,192         $ 178,953
                                                                                          =========         =========


                                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable:
          Trade                                                                           $   8,890         $   9,932
          Affiliates                                                                            533               667
     Cash overdraft                                                                           1,317                83
     Accrued interest                                                                         4,698               537
     Accrued expenses and other                                                               5,036             8,784
     Accrued leasehold termination                                                               --             3,726
     Accrued reclamation expenses                                                               786             3,502
     Current maturities of long-term debt                                                     4,286             2,309
     Current maturities of capital lease obligations                                            371                --
                                                                                          ---------         ---------
          Total current liabilities                                                          25,917            29,540

Long-term debt
     Long-term debt                                                                         167,008           161,489
     Capital lease obligations                                                                1,260                --
                                                                                          ---------         ---------
          Total long-term debt                                                              168,268           161,489

Other liabilities:
     Accrued reclamation expenses                                                            16,960            16,913
     Other                                                                                    5,515             6,264
                                                                                          ---------         ---------
          Total other liabilities                                                            22,475            23,177

Commitments and contingencies                                                                    --                --

Mandatorily redeemable preferred stock                                                       28,673            26,596

Stockholders' deficit:
     Preferred stock                                                                         23,000            23,000
     Common stock                                                                                --                --
     Paid-in capital                                                                         52,486            52,486
     Paid-in capital - common stock warrants                                                     --                --
     Accumulated deficit                                                                   (148,527)         (132,235)
     Treasury stock, at cost                                                                 (5,100)           (5,100)
                                                                                          ---------         ---------
          Total stockholders' deficit                                                       (78,141)          (61,849)
                                                                                          ---------         ---------
          Total liabilities and stockholders' deficit                                     $ 167,192         $ 178,953
                                                                                          =========         =========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)




                                                                          2000              1999              1998
                                                                          ----              ----              ----

Coal sales and related revenue                                         $ 225,964         $ 229,913         $ 290,356

Expenses:
     Cost of operations and selling expenses                             201,109           209,681           276,469
     Depreciation, depletion and amortization                             18,090            18,166            18,150
     General and administrative                                            8,390             6,999             9,076
     Loss on impairment of investment and restructuring charges             (556)            6,226            90,717
     Financial restructuring fees                                            542             3,277                --
     Unusual charges                                                         158                --                --
                                                                       ---------         ---------         ---------

          Total expenses                                                 227,733           244,349           394,412

          Operating loss                                                  (1,769)          (14,436)         (104,056)

Interest, net of $386 capitalized in 1998                                (16,884)          (15,070)          (13,066)
Other income, net                                                          5,063             4,460             3,875
                                                                       ---------         ---------         ---------

          Loss before income taxes and extraordinary item                (13,590)          (25,046)         (113,247)

Income tax provision (benefit)                                               625            (8,916)           (7,643)
                                                                       ---------         ---------         ---------

          Loss before extraordinary item                                 (14,215)          (16,130)         (105,604)

Extraordinary loss, net of taxes of $375 in 1998                              --                --               965
                                                                       ---------         ---------         ---------

           Net loss                                                      (14,215)          (16,130)         (106,569)

Less mandatorily redeemable preferred stock dividends                     (1,477)           (1,408)           (1,337)
Less mandatorily redeemable preferred stock accretion                       (600)             (600)             (600)
Less common stock available for repurchase accretion                          --              (421)               --
                                                                       ---------         ---------         ---------

          Net loss available to common stockholders                    $ (16,292)        $ (18,559)        $(108,506)
                                                                       =========         =========         =========






                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)



                                                                                  PAID-IN
                                                                                  CAPITAL
                                                                                  COMMON
                                               PREFERRED   COMMON     PAID-IN     STOCK      ACCUMULATED    TREASURY
                                                 STOCK     STOCK      CAPITAL    WARRANTS      DEFICIT       STOCK         TOTAL
                                                 -----     -----      -------    --------      -------       -----         -----


Balance at December 31, 1997                    $23,000    $   --    $ 57,900     $   --     $  (5,170)     $    --     $  75,730

Net loss                                             --        --          --         --      (106,569)          --      (106,569)
Mandatorily redeemable preferred stock
     dividends                                       --        --          --         --        (1,337)          --        (1,337)
Mandatorily redeemable preferred stock
     accretion                                       --        --          --         --          (600)          --          (600)
Reclassification of Class A common stock to
     common stock available  for  repurchase         --        --     (15,000)        --            --           --       (15,000)
Repurchase of Class A common  stock                  --        --       5,000         --            --       (5,000)           --
Repurchase of Class C preferred stock                --        --          --         --            --         (100)         (100)
                                                -------    ------    --------     ------     ---------      -------     ---------

Balance at December 31, 1998                    $23,000    $   --    $ 47,900     $   --     $(113,676)     $(5,100)    $ (47,876)

Net loss                                             --        --          --         --       (16,130)          --       (16,130)
Mandatorily redeemable preferred stock
     dividends                                       --        --          --         --        (1,408)          --        (1,408)
Mandatorily redeemable preferred stock
     accretion                                       --        --          --         --          (600)          --          (600)
Common stock available for  repurchase
     accretion                                       --        --          --         --          (421)          --          (421)
Excess of common stock available  for
     repurchase redeemed over  debt  issued          --        --       4,586         --            --           --         4,586
                                                -------    ------    --------     ------     ---------      -------     ---------

Balance at December 31, 1999                    $23,000    $   --    $ 52,486     $   --     $(132,235)     $(5,100)    $ (61,849)

Net loss                                             --        --          --         --       (14,215)          --       (14,215)
Mandatorily redeemable preferred stock
     dividends                                       --        --          --         --        (1,477)          --        (1,477)
Mandatorily redeemable preferred stock
     accretion                                       --        --          --         --          (600)          --          (600)
                                                -------    ------    --------     ------     ---------      -------     ---------

Balance at December 31, 2000                    $23,000    $   --    $ 52,486     $   --     $(148,527)     $(5,100)    $ (78,141)
                                                =======    ======    ========     ======     =========      =======     =========








                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)



                                                                             2000              1999              1998
                                                                             ----              ----              ----

Cash flows from operating activities:
    Net loss                                                              $ (14,215)        $ (16,130)        $(106,569)
    Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
    Extraordinary item, net of taxes                                             --                --               965
    Loss on impairment of investment and restructuring charges                 (556)            6,226            90,717
    Depreciation, depletion and amortization                                 18,090            18,166            18,150
    Amortization of discount on senior notes                                    253                63                --
    Amortization of unrealized gain on debt restructuring                    (2,864)             (608)               --
    Deferred taxes                                                              625            (9,906)           (8,018)
    Gain on sale of property, plant and equipment                              (933)             (437)             (302)
    Debt issuance costs related to debt restructuring                           542             2,990                --
    Tax refund received                                                          --                --               722
    Provision for doubtful accounts                                           1,704                --                --
    Changes in operating assets and liabilities (net of assets and liabilities acquired and disposed of):
         Accounts receivable                                                  2,982             6,150             3,365
         Inventories, prepaid expenses and other                               (474)            2,103             5,105
         Advance minimum royalties                                           (1,513)           (1,702)           (2,915)
         Accounts payable, accrued expenses and other                        (1,290)           (3,151)           (6,186)
         Other assets                                                         1,281                --                --
         Other liabilities                                                     (749)               (8)             (499)
                                                                          ---------         ---------         ---------
              Net cash provided by (used in) operating activities             2,883             3,756            (5,465)
                                                                          ---------         ---------         ---------

Cash flows from investing activities:
     Purchases of property, plant and equipment                              (8,493)           (6,061)          (11,795)
     Proceeds from sales of property, plant and equipment                     2,077             2,290             2,535
     Issuance of notes receivable                                              (795)               --               (38)
     Payments received on notes receivable                                      186               661             1,164
     Other assets                                                                --             1,034                --
                                                                          ---------         ---------         ---------
              Net cash used in investing activities                          (7,025)           (2,076)           (8,134)
                                                                          ---------         ---------         ---------

Cash flows from financing activities:
     Proceeds from revolving line of credit and long-term debt               62,566           217,712           155,698
     Principal payments on revolving line of credit and
          long-term debt                                                    (58,575)         (222,400)         (146,586)
     Proceeds from issuance of senior notes                                      --            11,219                --
     Principal payments on capital leases                                       (47)               --                --
     Cash overdraft                                                           1,234            (5,028)            1,192
     Payment of debt issuance costs                                          (1,038)           (3,191)           (1,590)
     Purchase of treasury stock                                                  --                --            (5,100)
     Proceeds received from life insurance                                       --                --            10,000
                                                                          ---------         ---------         ---------
               Net cash provided by (used in) financing activities            4,140            (1,688)           13,614
                                                                          ---------         ---------         ---------

(Decrease) increase in cash and cash equivalents                                 (2)               (8)               15

Cash and cash equivalents at beginning of the year                                7                15                --
                                                                          ---------         ---------         ---------
Cash and cash equivalents at end of the year                              $       5         $       7         $      15
                                                                          =========         =========         =========


                     The accompanying notes are an integral
                  part of the consolidated financial statements

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  ORGANIZATION AND BASIS OF PRESENTATION

         Anker Coal Group, Inc. (the "Company") was formed in August 1996 under the laws of the State of Delaware. The Company was organized in order to effect a recapitalization of its predecessor, Anker Group, Inc., which had been engaged in the production of coal since 1975. To effect the recapitalization, First Reserve Corporation purchased approximately 54.1% of the Company's common stock and 10,000 shares of its Class B preferred stocks for $50,000 in cash. In addition, senior management and Anker Holding B.V. exchanged an aggregate of 7.5% of Anker Group, Inc.'s common stock for shares of Anker Coal Group, Inc.'s common stock. Anker Coal Group, Inc. then acquired the remaining 92.5% of Anker Group, Inc.'s common stock from Anker Holding B.V. for approximately $87,000. The Company partially funded the $87,000 by issuing $25,000 of Class A preferred stock to Anker Holding B.V. The Company paid the remaining $62,000 in cash, $12,000 of which was borrowed under its then existing credit agreement. That credit agreement was replaced by the Company's current credit facility on November 12, 1998. In addition, the Company assumed $152,000 of Anker Group, Inc.'s outstanding liabilities. The acquisition of was accounted for using the purchase method of accounting as prescribed under Accounting Principles Bulletin No. 16, "Accounting for Business Combinations."

         The operations of the Company and its subsidiaries, which are principally located in West Virginia and Maryland, consist of mining and selling coal from mineral rights which it owns and/or leases, as well as brokering coal from other producers.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include the accounts of Anker Coal Group, Inc. and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS:

         The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company must maintain a lockbox account and direct all cash receipts to this account. Control of this account has been transferred to Foothill Capital Corporation, as agent, under the Company's Loan Agreement.

INVENTORIES:

         Coal inventories are stated at the lower of average cost or market and amounted to approximately $1,994 and $2,928 at December 31, 2000 and 1999, respectively. Supply inventories are stated at the lower of average cost or market and amounted to approximately $189 and $241 at December 31, 2000 and 1999, respectively.

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

         Coal lands represent the investment in land and related mineral and/or surface rights, including capitalized mine development costs, which are being mined or will be mined. Mine development costs of approximately $25,171 and $22,626 at December 31, 2000 and 1999, respectively, represent expenditures incurred, net of amortization, in the development of coal mines until coal production commences. Depletion and amortization of coal lands is computed on a tonnage basis calculated to amortize its costs fully over the estimated recoverable reserves.

         Provisions for machinery and equipment depreciation are based upon the estimated useful lives of the respective assets, ranging from three to forty years, and are computed under the straight-line method.

         Upon sale or retirement of properties, the cost and related accumulated depreciation or depletion are removed from the respective accounts, and any gain or loss is included in other non-operating income.

ADVANCE MINIMUM ROYALTIES:

         Advance minimum royalties represent payments made by the Company to landowners in advance of mining for the right to mine coal from the landowners' property. Generally, advance minimum royalties are recoupable against future production royalties. Some of the Company's leases have limits on the recoupment of advance minimum royalties. These royalties are initially capitalized then expensed over future production for active mines. For mining properties that have been classified as held for sale, those royalties are expensed at the time they are considered held for sale.

GOODWILL AND OTHER INTANGIBLE ASSETS:

         Goodwill represents the excess of the purchase price over the fair value of the net assets acquired related to the acquisition described in Note 1. Due to the restructuring of the Company's mining operations in 1998, goodwill previously amortized over 40 years was adjusted in 1999 to be amortized over 3 to 20 years consistent with the expected useful lives of existing mineral rights and sales contracts. The pro forma effect on loss before income taxes and extraordinary item and net loss available to common stockholders of the change in the amortization period approximated a loss of $1,200 in 1998.

         Other intangible assets consist of debt issuance costs which are being amortized using the straight line method over the life of the associated debt, which approximates the effective interest method.

ACCRUED RECLAMATION EXPENSES:

         Provisions to reclaim disturbed acreage remaining after production has been completed and related mine closing costs are accrued during the life of the mining operation or recorded in conjunction with the acquisition of related properties. The annual provision included in cost of operations is made at a rate per ton equivalent to the estimated end-of-mine-life reclamation cost divided by the estimated tonnage to be mined. The estimated liability of the Company is not discounted to a present value.

REVENUE RECOGNITION:

         Coal mining revenue includes sales to customers of company-produced coal and coal purchased from third parties. Brokered coal revenue represents revenue generated from the sale of coal purchased from third parties. The Company recognizes revenue from the sale of company-produced coal and brokered coal at the time title passes to the customer, which is either upon shipment or upon customer receipt of coal, based on contractual terms. Other revenue is generated from ash disposal services and shipments of waste coal and blended fuel, and are recognized as revenue as services are performed and shipments are made, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS:

         The Company periodically reviews the carrying value of long-lived assets, based on whether they are recoverable from expected future undiscounted operating cash flows and recognizes impairments when the expected future operating cash flow derived from such long-lived assets is less than their carrying value. See Note 14 for the results of the current year review.

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

NEW ACCOUNTING PRONOUNCEMENTS:

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133) which becomes effective on January 1, 2001. SFAS 133, as amended, establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS 133 requires that changes in such fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Under SFAS 133, certain contracts that were not formerly considered derivative instruments may now meet the definition of a derivative. Management has concluded that there are no transition adjustments to record, as of January 1, 2001, for the adoption of SFAS 133.

RECLASSIFICATION:

         Certain amounts in prior year consolidated financial statements have been reclassified to conform to the current year presentation.

3.  COAL SALES AND RELATED REVENUE

         Coal sales and related revenue consists of the following for the years ending December 31:

                                                  2000       1999       1998
                                                  ----       ----       ----
                                                        (IN THOUSANDS)

        Coal mining revenue                     $127,843   $145,234   $207,102
        Brokered coal revenue                     92,518     81,652     80,150
        Ash disposal and waste fuel revenue        5,603      3,027      3,104
                                                ---------  ---------  ---------
                                                $225,964   $229,913   $290,356
                                                =========  =========  =========

         Included in revenue are sales to unconsolidated affiliated companies aggregating approximately $0, $0 and $100 for the years ended December 31, 2000, 1999 and 1998, respectively.

4.  FEDERAL EXCISE TAXES

         Federal excise taxes, included in cost of operations and selling expenses, amounted to $4,024, $4,222 and $5,786 for the years ended December 31, 2000, 1999 and 1998, respectively.

5.  LONG-TERM DEBT

     Long-term debt, excluding capital lease obligations, consists of the following as of December 31:

                                                                              2000            1999
                                                                              ----            ----
                                                                                 (IN THOUSANDS)
9 3/4% Unsecured Senior Notes, face amount of $0 and $16,500 at
    December 31, 2000 and 1999, respectively, due 2007                      $     --        $ 16,500
14.25% Series A Second Priority Senior Secured Notes, face amount
    of $0 and $106,000 at December 31, 2000 and 1999, due 2007                    --         130,463
14.25% Series B Second Priority Senior Secured Notes, face amount of
    $126,685 and $0 at December 31, 2000 and 1999, due 2007                  152,778              --
Accrued interest on Notes, paid in kind April 2000                                --           3,812
Foothill Loan Agreement                                                       17,014          12,857
Notes payable to seller                                                           --             166
Notes payable - other                                                          1,502              --
                                                                            --------        --------
                                                                             171,294         163,798

Less current maturities of long-term debt                                      4,286           2,309
                                                                            --------        --------
                                                                            $167,008        $161,489
                                                                            ========        ========

         The aggregate undiscounted maturities of long-term debt, excluding capital lease obligations, as of December 31, 2000, are as follows:

         YEAR ENDING DECEMBER 31,                      AMOUNT
         ------------------------                      ------
                                                   (IN THOUSANDS)

                2001                                  $  4,286
                2002                                    11,185
                2003                                     3,045
                2004                                        --
                2005                                        --
                Thereafter                             152,778
                                                      --------
                                                       171,294
Less current maturities of long-term debt                4,286
                                                      --------
Long-term debt, excluding current installments        $167,008
                                                      ========

9 3/4% SENIOR UNSECURED NOTES:

         On September 25, 1997, the Company issued $125,000 principal amount of 9 3/4% senior unsecured notes due 2007. In connection therewith, the Company repaid all outstanding indebtedness together with accrued interest and fees associated with such repayment under the Company's existing credit agreement. The Company incurred a loss on the refinancing of approximately $3,900, net of income taxes of $1,500. The loss has been classified as an extraordinary item in the consolidated financial statements in 1997. Interest on the 9 3/4% notes was payable semiannually on April 1 and October 1 of each year, commencing April 1, 1998. The 9 3/4% notes were redeemable by the Company, in whole or in part, at any time on or after October 1, 2002 at the redemption price as specified in the agreement plus accrued and unpaid charges. At any time on or prior to October 1, 2000, the Company had the right to redeem up to 35%, through an initial public offering, of the aggregated principal amount of the 9 3/4% notes originally issued at a redemption price equal to 109.75% of the principal amount plus accrued and unpaid charges. On October 28, 1999, the Company consummated a private exchange transaction in which approximately 86.8% of the outstanding 9 3/4% notes were tendered in exchange for newly issued 14.25% Series A Second Priority Senior Secured Notes due 2007. On March 16, 2000, the Company completed a public exchange offer of Series B Second Priority Senior Secured Notes Due 2007 for the 9 3/4% notes that were still outstanding after the consummation of the private exchange transaction. As a result of this public exchange, the Company no longer has any outstanding 9 3/4% notes.

14.25% SERIES A SECOND PRIORITY SENIOR SECURED NOTES DUE 2007:

         On October 28, 1999, the Company completed a private restructuring of the 9 3/4% notes ("Old Notes"). In the transaction, a limited number of qualified noteholders ("Exchanging Noteholders") exchanged $108,500 of their Old Notes for $86,800 of 14.25% Series A Second Priority Senior Secured Notes due 2007 (paid in kind through April 1, 2000) ("New Secured Notes"). The New Secured Notes were secured by a lien on substantially of all of the Company's assets and were guaranteed by all of the Company's subsidiaries. Exchanging Noteholders relinquished their right to receive the October 1, 1999 interest payment of $5,300 on the Old Notes. Under the exchange agreement, Exchanging Noteholders also received warrants to purchase 20% of the common stock of the Company at a nominal exercise price. In connection with the private exchange, Exchanging Noteholders consented to amendments to the indenture for the Old Notes that, among other things, modified or eliminated various covenants. The transaction was accounted for under Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (SFAS No.
15). Under SFAS No. 15, this transaction is considered a modification of terms and requires that the carrying amount of the long-term debt remain unchanged. The difference between the carrying amount of the Old Notes exchanged plus accrued interest and the face value of the New Secured Notes will be amortized over the term of the New Secured Notes using the effective interest method. The effective interest rate is approximately 8.8%. The amount amortized each period will be recorded as a reduction of interest expense for that period.

         In conjunction with the private exchange of Old Notes for New Secured Notes, the Company also raised $11,200 in cash through the sale to Rothschild Recovery Fund L.P. ("RRF") in a private placement of $13,200 principal amount of New Secured Notes and warrants to purchase 10% of the common stock of the Company at a nominal exercise price. The funds raised in the private placement were used to reduce the revolving credit facility under the Foothill Loan Agreement. The issuance of the New Secured Notes for cash in the private placement resulted in a discount on notes payable of $2,000 being recognized in the consolidated balance sheet. The discount will be amortized over the term of the New Secured Notes using the straight line method, which approximates the effective interest method.

         The Company also issued $6,000 of New Secured Notes to JJF Group Limited Liability Company ("JJF Group"), a shareholder of the Company controlled by the estate of John J. Faltis, the former Chairman and Chief Executive Officer of the Company. The New Secured Notes were issued to JJF Group in exchange for cancellation of JJF Group's common stock in the Company and its right to require the Company to buy that stock for approximately $10,600 under a Put Agreement dated as of August 25, 1998 (the "Put Agreement"). The Company recorded the New Secured Notes issued at their face value, and the difference between the New Secured Notes and the common stock available for repurchase (including the current portion) increased paid-in-capital.

14.25% SERIES B SECOND PRIORITY SENIOR SECURED NOTES DUE 2007:

         In February 2000, the Company commenced a registered exchange of its 14.25% Series B Second Priority Senior Secured Notes Due 2007 for the Series A notes issued in the transactions described above. The 14.25% Series B notes were substantially identical to the previously issued Series A notes, but were free of the transfer restrictions that applied to the Series A notes. On March 16, 2000, the exchange offer was completed and 100% of the Series A notes were tendered for a like amount of the Company's Series B notes.

         In February 2000, the Company commenced a public exchange offer of Series B notes for its 9 3/4% notes that were still outstanding after completion of the transactions described above. In that transaction the Company offered to exchange up to approximately $12,300 in principal amount of its 14.25% Series B notes for approximately $16,500 in principal amount of its outstanding 9 3/4% notes. On March 16, 2000, the exchange offer was completed and 100% of the 9 3/4% notes were exchanged for the Company's Series B notes. As a result of these exchanges, the Company no longer has any 9 3/4% notes or 14.25% Series A notes outstanding.

         Interest on the 14.25% notes is payable semi-annually in cash on April 1, and October 1, commencing October 1, 2000. All debt issuance costs associated with the issuance of the New Secured Notes have been expensed in accordance with SFAS No. 15.

          The carrying value at December 31, 2000 of the 14.25% notes is comprised of the following:

                                             9 3/4% SENIOR       PRIVATE         SHAREHOLDER
                                                 NOTES          PLACEMENT       EXCHANGE WITH
                                               EXCHANGED        WITH RRF          JJF GROUP           TOTAL
                                               ---------        --------          ---------           -----
                                                                     (IN THOUSANDS)
Face amount issued                             $  99,059        $  13,200         $   6,000        $ 118,259
April 1, 2000 interest paid in kind                7,058              941               427            8,426
October 1, 1999 accrued interest on Old
     Notes                                         5,290               --                --            5,290
Unamortized gain on 9 3/4% Senior Notes
     Exchanged                                    22,468               --                --           22,468
Unamortized discount on notes issued
     To RRF                                           --           (1,665)               --           (1,665)

                                               ---------        ---------         ---------        ---------
Carrying value at December 31, 2000            $ 133,875        $  12,476         $   6,427        $ 152,778
                                               =========        =========         =========        =========


FOOTHILL LOAN AGREEMENT::

         On November 21, 1998, the Company and Foothill Capital Corporation, as agent, entered into a loan and security agreement whereby the senior lenders provided the Company with a $55,000 credit facility (the "Foothill Loan Agreement"). The Foothill Loan Agreement originally consisted of a $40,000 working capital revolver and a $15,000 term loan. The Foothill Loan Agreement has been amended from time to time. Commitments under the amended Foothill Loan Agreement currently expire in 2005. The Foothill Loan Agreement is secured by a first lien on substantially all of the Company's present and future assets.

         Borrowings under the revolver are based on 85% of eligible accounts receivable and 65% of eligible inventory and bear interest, at the Company's option, at either 1% above the prime interest or at 3 3/4% above the adjusted Eurodollar rate. For the years ended December 31, 2000, 1999 and 1998, the average interest rate was approximately 9.9%, 9.5% and 8.8%, respectively. As of December 31, 2000 and 1999, there was no outstanding indebtedness under the revolver.

         The term loan bears interest at 2 1/2% above the prime interest rate and is payable in monthly installments of principal of $179 plus interest through November, 2002 with a final balloon payment due on December 1, 2002 in an amount equal to the then remaining principal balance which is estimated to be $6,607. The average interest rate for the term loan for the years ended December 31, 2000, 1999 and 1998 was approximately 11.9%, 11.0% and 10.3%, respectively. As of December 31, 2000 and 1999, the outstanding indebtedness under the term loan was approximately $10,700 and $12,900, respectively.

         In September, 2000, the Company entered into an amendment to the Foothill Loan Agreement under which the lenders provided the Company with a $6,300 supplemental term loan to be used to fund, in part, the October 1, 2000 interest payment due on the Company's 14.25% notes. The supplemental term loan bears interest at 2 1/2% above the prime interest rate and is payable in monthly installments of $140 from January 1, 2001 through June 1, 2002 and $210 from July 1, 2002 through December 1, 2003. The average interest rate for the supplemental term loan for the period outstanding in 2000 was 12.0%. As of December 31, 2000, the outstanding indebtedness under the supplemental term loan was $6,300.

AMENDED AND RESTATED CREDIT FACILITY:

         The Amended and Restated Credit Facility, which was repaid with proceeds under the Foothill Loan Agreement, provided for a line of credit up to $71,000. The average interest rate on borrowings under the Amended and Restated Credit Facility was 8.1% in 1998. The Company incurred a loss on the refinancing of approximately $965, net of income taxes of $375. The loss has been classified as an extraordinary item in 1998.

NOTES PAYABLE TO SELLER:

         In conjunction with an acquisition, the Company assumed an outstanding note payable, which bears interest at approximately 7.5% and was payable in monthly installments through April 1, 2000.

NOTES PAYABLE - OTHER:

         In the fourth quarter of 2000, the Company purchased various mining equipment that was subject to operating leases that were expiring. The equipment purchase was financed through purchase money obligations which are payable in monthly installments under terms ranging from 36 to 60 months and bear interest ranging from 1.0% below the prime interest rate to 10.8%.

6. COMMON STOCK, PREFERRED STOCK, MANDATORILY REDEEMABLE PREFERRED STOCK AND TREASURY STOCK

         Common stock, preferred stock, mandatorily redeemable preferred stock and treasury stock as of December 31 consist of the following:

6. COMMON STOCK, PREFERRED STOCK, MANDATORILY REDEEMABLE PREFERRED STOCK AND TREASURY STOCK, CONTINUED


             DESCRIPTION                          2000          1999           PAR VALUE        2000            1999
---------------------------------------           ----          ----           ---------        ----            ----
                                                   NUMBER OF SHARES                                (IN THOUSANDS)
                                                AUTHORIZED, ISSUED AND
                                                      OUTSTANDING

Common stock                                      7,083          7,108         $  0.01         $    --         $    --
                                                 ======         ======                         =======         =======

Preferred stock:
    Class B                                      10,000         10,000         $ 1,000         $10,000         $10,000
    Class C                                       1,000          1,000         $13,000          13,000          13,000
                                                 ------         ------                         -------         -------
                                                 11,000         11,000                         $23,000         $23,000
                                                 ======         ======                         =======         =======

Mandatorily redeemable preferred stock:
    Class A                                      10,000         10,000         $ 2,500         $31,010         $29,533
    Class D                                       1,000          1,000         $ 7,000           7,000           7,000
    Less preferred stock discount                    --             --                          (9,337)         (9,937)
                                                 ------         ------                         -------         -------
                                                 11,000         11,000                         $28,673         $26,596
                                                 ======         ======                         =======         =======

Treasury stock:
    Common stock                                 (1,013)        (1,013)        $ 4,936         $(5,000)        $(5,000)
    Preferred stock Class C                      (1,000)        (1,000)        $   100            (100)           (100)
                                                 ------         ------                         -------         -------
                                                 (2,013)        (2,013)                        $(5,100)        $(5,100)
                                                 ======         ======                         =======         =======


COMMON STOCK WARRANTS:

         At December 31, 2000 and 1999, 3,047 common stock warrants were outstanding. The warrants are exercisable at anytime within 10 years from the issuance date, which was October 28, 1999, at an exercise price of $0.01 per share which was the approximate fair value on such date.

PREFERRED STOCK:

         Class B preferred stock is nonvoting, with no dividends, redeemable at $1,375 per share upon the event of liquidation or other action described in the preferred stock certificate of designation. Class B stockholders shall be entitled to receive liquidation distributions senior to common stockholders.

         Class C preferred stock is nonvoting with cumulative dividends payable based on 4% of the gross realization from certain coal sales, redeemable at par value upon the event of liquidation or other action described in the preferred stock agreement. During 1998, the Company repurchased all of the outstanding Class C preferred stock for $100 per share.

MANDATORILY REDEEMABLE PREFERRED STOCK:

         Class A preferred stock is nonvoting with 5% cumulative dividends, mandatorily redeemable at par value plus dividends over ten years beginning May 31, 2006. Payment of dividends are restricted by the Company's long-term debt facilities. Dividends in arrears as of December 31, 2000 and 1999 amounted to $6,010 and $4,533, respectively, in the aggregate and $601 and $453, respectively, per share. With regard to rights to receive distributions upon liquidation of the Company, Class A shares rank junior to Class D preferred stockholders and senior to Class B preferred and common stockholders. Upon a public offering by the Company of its common stock, each holder of Class A preferred stock shall have the right to convert each Class A share to common shares based on a formula specified in the Class B certificate of designation.

         Class D preferred stock is nonvoting with 2 1/2% cumulative dividends through 2011, reducing to 1 1/2% cumulative dividends thereafter, calculated on the gross realization from coal mined and sold from a specified reserve, redeemable at par value over five years beginning December 31, 2006, if aggregate dividends paid on or before December 31, 2005 are less than $5,000; otherwise mandatorily redeemable at par value plus dividends over five years beginning December 31, 2011. With regard to rights to receive distributions upon liquidation of the Company, Class D stockholders rank senior to Class A, Class B and common stockholders.

         The mandatorily redeemable preferred stock was recorded at estimated fair market value, which is less than redemption value. This difference of $12,000 is being accreted over the remaining life of the preferred stock.

7.   COMMON STOCK AVAILABLE FOR REPURCHASE AND LIFE INSURANCE PROCEEDS

         On October 12, 1997, John Faltis ("Faltis"), the Company's President, Chief Executive Officer and Chairman of the Board of Directors, was killed in a helicopter accident in West Virginia. In accordance with the Stockholders' Agreement, dated as of August 12, 1996, among the Company, Faltis, JJF Group, and others (the "Stockholders' Agreement") the Company maintained key man life insurance on the life of Faltis in the amount of $15,000. For the year ended December 31, 1997, $15,000 was included within the consolidated statement of operations. In accordance with the Stockholders' Agreement, the Company was to use proceeds received from the insurance policy to repurchase common stock owned by JJF Group.

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

         The Put Agreement and amounts remaining to be repurchased, including the accrued interest, were cancelled in exchange for the Company's issuance of $6,000 of New Secured Notes to JJF Group on October 28, 1999. The amount outstanding under the Put Agreement, including accrued interest, at the time of the exchange was $10,600. The difference between the amount of New Secured Notes issued to JJF Group and the amount outstanding under the Put Agreement was recorded as an increase in paid-in-capital.

8.  INCOME TAXES

         The income tax provision, or benefit, for the years ended December 31 is comprised of the following:

                                                  2000            1999             1998
                                                  ----            ----             ----
                                                              (IN THOUSANDS)

Current:
     Federal provision                           $   --         $    990         $     --
Deferred:
    Change in valuation allowance                 1,421          (15,739)          26,147
    Federal and state                              (796)           5,833          (15,597)
     Tax benefit from net operating losses           --               --          (18,568)
                                                 ------         --------         --------
Total tax provision (benefit)                    $  625         $ (8,916)        $ (8,018)
                                                 ======         ========         ========


         The reconciliation of the federal statutory tax rate to the consolidated effective tax rate for the years ended December 31 is as follows:

                                                    2000             1999            1998
                                                    ----             ----            ----
                                                                (IN THOUSANDS)

Federal statutory tax rate                       $ (4,621)        $ (8,516)        $(38,992)
Goodwill                                              598              536              377
Non-deductible amortization of impairment
  of goodwill                                          --               --            6,667
Percentage depletion                                  105              178               85
Change in valuation allowance                       1,421          (15,739)          26,147
Other                                                  88               52              265
Gain on debt forgiveness                              625           13,408               --
Non-deductible interest expense                     2,548               --               --
State taxes                                          (139)           1,165           (2,567)
                                                 --------         --------         --------
                                                 $    625         $ (8,916)        $ (8,018)
                                                 ========         ========         ========

         The financial statement components that give rise to the net deferred tax assets and liabilities as of December 31 are as follows:

                                                2000             1999
                                                ----             ----
                                                    (IN THOUSANDS)

Accounts receivable                           $     30         $     30
Notes receivable                                   138              (97)
Prepaid expenses and other                         453               --
Inventory                                           14               17
Other current liabilities                          535              316
Current reclamation                                156            1,007
Accrued leasehold termination                       --            1,528
                                              --------         --------

 Total current                                $  1,326         $  2,801
                                              ========         ========

Property, plant and equipment                 $(12,584)        $(13,539)
Advance minimum royalties                        5,002            5,001
Long-term and other assets                         892              833
Notes receivable                                  (525)            (674)
Accrued expenses and other                       1,880            2,097
Accrued reclamation                              1,178            1,154
Long-term debt                                  11,380           10,816
Capital loss carryforward                        1,436            1,436
Alternative minimum tax credit carryforward      2,184            2,184
Contribution carryforward                           20               --
Net operating loss carryforward                 10,882           10,166
                                              --------         --------
                                                21,745           19,474
Valuation allowance                            (18,349)         (16,928)
                                              --------         --------

 Total long-term                              $  3,396         $  2,546
                                              ========         ========
 Total deferred tax assets                    $  4,722         $  5,347
                                              ========         ========

         The Company has federal regular tax and alternative minimum tax net operating loss carryforwards of approximately $55,574 and $28,779, respectively, that are available to offset future taxable income beginning in 2001 and will begin to expire in 2012. In addition, the Company has alternative minimum tax credit carryforwards of approximately $2,184 as of December 31, 2000.

         The Company received a federal tax refund of $722 in 1998 through the utilization of previously unrecognized net operating loss carryforwards. This refund was allocated directly to goodwill.

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

9.  BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

         The Company has a contributory defined contribution retirement plan covering all employees who meet eligibility requirements. The plan provides for employer contributions representing 5% of compensation. The Company's contributions amounted to $372, $789 and $1,452 for the years ended December 31, 2000, 1999 and 1998, respectively.

         The Company also has a 401(k) savings plan for all employees who meet eligibility requirements. The plan provides for mandatory employer contributions to match 50% of employee contributions of up to a maximum of 2% of each participant's compensation. In addition, the Company may make discretionary contributions of up to 5% of employee compensation. The Company's contributions amounted to $122, $230 and $473 for the years ended December 31, 2000, 1999 and 1998, respectively.

         In addition, the Company has a 401(h) savings plan for the purpose of providing retiree health care benefits. The plan is a defined contribution plan for all employees who meet eligibility requirements and provides for mandatory employer contributions between .237% and 1.66% of each participant's compensation, based on years of service. The Company's contributions amounted to $103, $169 and $309 for the years ended December 31, 2000, 1999 and 1998, respectively.

STOCK BENEFIT PLAN


         In May 1997, the Company's Board of Directors approved a Stock Incentive Plan (the Plan) which provides for grants of restricted common stock and nonqualified, compensatory common stock options to key employees of the Company and its affiliates. No shares of restricted stock were issued in 2000. During 1998, 199 shares of restricted stock were granted at par value, which approximated fair value. The Company cancelled 25 shares of common stock issued under the Plan in 2000 and 52 shares in 1999.

10.  COMMITMENTS AND CONTINGENCIES

COAL INDUSTRY RETIREE HEALTH BENEFIT ACT:

         Current and projected operating deficits in the United Mine Workers of America Benefit Trust Funds resulted in the Coal Industry Retiree Health Benefit Act of 1992 (the "Rockefeller Act"). The Rockefeller Act created a multi-employer benefit plan called the Combined Benefit Fund (the "Combined Fund") which provides medical and death benefits for all beneficiaries of the earlier trust who were actually receiving benefits as of July 20, 1992. Under the Combined Fund, beneficiaries are assigned to former employers and an allocation of any unassigned beneficiaries (referred to as "orphans") is made to all companies using a formula set forth in the Rockefeller Act. Responsibility for funding benefits under the Combined Fund is assigned to "signatory operators" who are signatory to the current or prior National Bituminous Coal Wage Agreements (the "Agreement"). "Related persons" include entities that were at one time owned by signatory operators. Although the Company does not currently have any operations which are signatory to the Agreement, it is subject to liabilities as a result of being signatory to a prior agreement. Under the Combined Fund, a company's annual cost of benefits is based on the number of beneficiaries assigned to the company plus a percentage of the cost of unassigned beneficiaries, which is a function of the number of orphans times the per-beneficiary premium.

         The Rockefeller Act also created the 1992 Benefit Plan. The 1992 Benefit Plan covers individuals who are not covered under the Combined Fund who would have been eligible for benefits from earlier trusts (but for the enactment of the Rockefeller Act) based on age and service as of February 1, 1993. Last signatory operators and any related person are required to pay a monthly per beneficiary premium for each beneficiary they are assigned in the 1992 Benefit Plan.

         The Company has a recorded liability of approximately $5,667 to recognize the anticipated unfunded obligations under the Combined Fund and 1992 Benefit Plan. The Company paid $602, $343 and $352, respectively, for the years ended December 31, 2000, 1999 and 1998 to the Combined Fund, excluding the settlement with the Combined Fund described below.

         In 1997, the Company brought suit against the Combined Fund for continuing to charge the Company premiums which the Company believed should have been paid by Consolidated Coal Company ("Consol"). The Combined Fund filed a counterclaim for the amount of premiums that the Company has refused to pay, as well as penalties and interest. As noted above, the Company has previously recorded all anticipated unfunded obligations under the Rockefeller Act, including the premiums, interest and penalties under dispute. Penalties and interest were accrued until the final resolution of this matter with the Combined Fund in the fourth quarter of 1999. The Company paid the final settlement to the Combined Fund of approximately $1,600 in January 2000. The Company is still pursuing a claim against Consol for approximately one-third of the Combined Fund premiums that relate to employees affected by Consol's alleged breach of several contract mining agreements. See "Item 3 -- Legal Proceedings" for a description of this matter.

         Of the $5,667 the Company has recorded as a liability, $1,401 relates to beneficiaries they have been assigned in the 1992 Benefit Plan. The Company has reached a settlement for past premiums and interest related to the 1992 Benefit Plan. The settlement required a payment of $280 in January, 2001 and four quarterly installments of $73 each, including interest at 7.0%, beginning April, 2001. Additionally, the Company will make regular monthly payments beginning January, 2001, for its on-going liability under both the Combined Fund and the 1992 Benefit Plan.

ROYALTIES:

         The Company made production and advance minimum royalty payments of approximately $7,536, $9,405 and $12,254 during 2000, 1999 and 1998, respectively. Required advance minimum royalty payments, over the next five years, under the Company's existing leases are: $3,333 in 2001; $2,443 in 2002; $2,445 in 2003; $2,401 in 2004; and $2,434 in 2005.

CONTINGENCIES:

         Cave Run, Inc. ("Cave Run") and Pardee & Curtin Lumber Company ("Pardee & Curtin") co-owned a tract of coal property in Webster County, West Virginia, which they jointly leased to our subsidiary, Juliana Mining Company, Inc. ("Juliana"). On July 16, 1999, Cave Run initiated an arbitration proceeding against Juliana under the terms of the lease. Generally, Cave Run claims that Juliana failed to mine and remove approximately two million tons of mineable and merchantable coal from the leased property. Cave Run also contends that Juliana miscalculated certain royalty payments, failed to obtain the highest realization for coal mined from the leased property, and caused Cave Run to cut timber from the leased property that should not have been cut. Cave Run has yet to reveal its alleged damages in the arbitration proceeding. However, before initiating arbitration, Cave Run made a $1,400 settlement demand, which was rejected by Juliana. Pardee & Curtin, the co-owner of the leased property, has not pursued similar claims against Juliana and it has released Juliana from the claims made by Cave Run in the arbitration proceeding. Juliana believes that Cave Run's claims against it have no merit and intends to vigorously defend these claims.

         The Company is a party to various other lawsuits and claims incidental to its business. While it is not possible to predict accurately the outcome of these matters, management believes that none of these actions will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

11.  LEASES

         The Company is obligated under capital leases for various mining equipment that expire in 2004. As of December 31, 2000 and 1999, the gross amount of equipment recorded under capital leases was $1,656, and the accumulated depreciation related to this equipment was $0.

         The Company also has office and mining equipment under operating lease agreements. Total rent expense under non-cancelable operating leases during the years ended December 31, 2000, 1999 and 1998 were $4,095, $7,807 and $12,467, respectively. The leases expire at various dates through 2003.

         Future minimum equipment lease payments under non-cancelable operating leases and capital lease obligations as of December 31, 2000, are as follows:

YEAR ENDING DECEMBER 31,                     CAPITAL LEASES    OPERATING LEASES
------------------------                     ----------------------------------
                                                       (IN THOUSANDS)

2001                                             $  480             $2,491
2002                                                480              1,882
2003                                                480                413
2004                                                446                267
                                                 ------             ------
                                                 $1,886             $5,053

Less amount representing imputed interest
   at rates ranging from 6.9% to 9.2%               255
                                                 ------
Present value of net minimum capital
   lease obligations                              1,631
Less current maturities of capital lease
   obligations                                      371
                                                 ------

Capital lease obligations, excluding current
   maturities                                    $1,260
                                                 ======

12.  SUBSIDIARY GUARANTEES

         The Company is a holding company with no assets other than its investments in its subsidiaries. The Company's outstanding 14.25% notes are guaranteed by all subsidiaries of the Company (collectively, the "Guarantor Subsidiaries"). The Guarantor Subsidiaries are wholly owned by the Company and have fully and unconditionally guaranteed the 14.25% notes on a joint and several basis. In conjunction with the debt restructuring on October 28, 1999 (see Note 5), the indenture governing the Company's Old Notes was amended to, among other things, require the Company's non-guarantor subsidiaries to guarantee the Old Notes. Due to this amendment, the Company has determined that the presentation of condensed financial information as of December 31, 2000 and 1999 is not material to investors because all subsidiaries are now guarantor subsidiaries. The net loss for the non-guarantor subsidiaries for the period ended October 28, 1999 was approximately $200. The non-guarantor subsidiaries also had cash used in operations and experienced a net decrease in cash of approximately $200 for the period ended October 28, 1999.

         The following tables summarize the results of operations and cash flows for the Company, the Guarantor Subsidiaries and the subsidiaries of the Company which did not guarantee the Old Notes for the year ended December 31, 1998.

                                                                                 AS OF AND FOR THE YEAR
                                                                                 ENDED DECEMBER 31, 1998
                                                         ------------------------------------------------------------------------
                                                                                      (IN THOUSANDS)
                                                                                                                         ANKER COAL
                                                         ANKER COAL     GUARANTOR     NON-GUARANTOR       CONS.            GROUP
                                                           GROUP           SUBS.          SUBS.          ADJUST.           CONS.
                                                           -----           -----          -----          -------           -----

STATEMENT OF OPERATIONS
Coal sales and related revenues                          $      --       $ 290,356       $   --         $     --        $ 290,356
Cost of operations and operating expenses                       --         393,637          775               --          394,412
                                                         ---------       ---------       ------         --------        ---------
Operating loss                                                  --        (103,281)        (775)              --         (104,056)
Other expense (income)                                       2,302           7,605         (716)              --            9,191
                                                         ---------       ---------       ------         --------        ---------
          Loss before taxes and extraordinary item          (2,302)       (110,886)         (59)              --         (113,247)
Income tax benefit                                          (7,643)             --           --               --           (7,643)
                                                         ---------       ---------       ------         --------        ---------
          Income (loss) before extraordinary item            5,341        (110,886)         (59)              --         (105,604)
Extraordinary item, net of tax of $1,497                        --             965           --               --              965
                                                         ---------       ---------       ------         --------        ---------
          Net income (loss)                              $   5,341       $(111,851)      $  (59)        $     --        $(106,569)
                                                         =========       =========       ======         ========        =========

STATEMENT OF CASH FLOWS
Net cash provided by (used in) operating
     activities                                          $   5,255       $ (10,565)      $ (155)        $     --        $  (5,465)
                                                         =========       =========       ======         ========        =========

Net cash used in investing activities                    $      --       $  (8,134)      $   --         $     --        $  (8,134)
                                                         =========       =========       ======         ========        =========

Net cash (used in) provided by financing activities      $  (5,255)      $  18,714       $  155         $     --        $  13,614
                                                         =========       =========       ======         ========        =========

13.  RELATED PARTIES

         In February 1998, the Company sold its investment in Oak Mountain Energy, LLC to an affiliate for one dollar. The Company tried unsuccessfully to sell its investment to other unrelated parties during 1997 and early 1998. An impairment loss was recorded in 1997 to adjust the Company's investment to its fair market value less the cost to sell such investment.

14.  LOSS ON IMPAIRMENT OF INVESTMENT AND RESTRUCTURING CHARGES

         The significant components of loss on impairment of investment and restructuring charges for the years ended December, 31 were as follows:


                                                 2000           1999            1998
                                                 ----           ----            ----
                                                            (IN THOUSANDS)

Impairment of properties and investment        $   343         $ 4,169        $44,416
Exit costs                                          --             931         25,411
Assets to be disposed                               --              --         15,983
Equipment leasehold termination costs             (899)          1,126          3,957
Other                                               --              --            950
                                               -------         -------        -------
                                               $  (556)        $ 6,226        $90,717
                                               =======         =======        =======


         During the fourth quarter of 1998, the Company initiated a comprehensive new business plan as the basis for its future direction and operations. The development of the business plan was necessary based on several factors, including (1) the overall deterioration of operating performance and financial position, (2) a decline in the coal market and (3) the changes in senior operational management. Most of the new senior operational managers joined the Company in early 1998. By the beginning of the fourth quarter of 1998, all senior operational management changes had been completed, and the new management was sufficiently knowledgeable to prepare performance forecasts. The forecasts were eventually used to develop five-year cash flow forecasts and the Company's new business plan. The business plan resulted in a significant shift in the long-term operating strategy. Through the development of the new business plan, the Company determined that the estimated future undiscounted cash flows were below the carrying value of some properties, that some properties were to be exited and that other assets were to be sold.

         During both 2000 and 1999, the Company continued to evaluate both its operating and non-operating long-lived assets for possible impairment. Based on changes in mining operations, the salvage value of leased equipment and a fair market valuation of the Company's non-operating properties, it was determined that additional impairment charges were necessary.

IMPAIRMENT OF PROPERTIES AND INVESTMENT:

         The Company's 2000 impairment charge of $343 related to its properties and investment and is an adjustment made to the value of its coal preparation plant and loading facility in Upshur County, West Virginia. This facility was acquired in 1995 and was being held idle for future use in connection with its Upshur County operations. The Company had entered into a synthetic fuel project with a third party in 1998 that it anticipated would provide for capital improvements for these facilities and would result in the use of this facility. At the end of 1998, when the project was deemed unsuccessful, an impairment charge was recorded to reflect the then current appraised value of the facility in its existing condition. In May, 2000, the Company received an updated appraisal, performed by an independent third party, of certain of its personal property and fixed assets. As a result of the appraisal, in the fourth quarter of 2000, the Company made a downward adjustment in the carrying value of this facility to reflect the value contained in the third party appraisal.

         The components of the 1999 impairment charges related to the Company's properties and investment were as follows:

                                       PROPERTY,       ADVANCE
                                       PLANT AND       MINIMUM
           DESCRIPTION                 EQUIPMENT      ROYALTIES        TOTAL
           -----------                 ---------      ---------        -----
                                                    (IN THOUSANDS)

Barbour County, WV                     $   617         $    --        $   617
Tazewell County, VA                        957           2,000          2,957
Monongalia County, WV                    1,078              --          1,078
Preston and Taylor Counties, WV           (483)             --           (483)
                                       -------         -------        -------
                                       $ 2,169         $ 2,000        $ 4,169
                                       =======         =======        =======

         Barbour County. In the third quarter of 1999, the operating sections of the Company's Barbour County deep mine were moved from one area of the operation to another. As a result of the move, certain unamortized assets totaling $617 were no longer useful in the mining operation. Other unamortized assets associated with this area of the Barbour County operation totaling $1,700 were not impaired because the Company believes these assets will be used for future mining activities.

         Tazewell County. The carrying value and future mining plans for the Company's Tazewell County non-operating properties were reviewed during 1999. Based on an independent third party valuation and an assessment of the Company's future mining plans, it was determined that the carrying value of the properties and advance minimum royalties were impaired by $957 and $2,000, respectively. Based on current market conditions, the Company does not presently intend to further develop the non-operating properties located in Tazewell County.

         Monongalia County. The Company reviewed the carrying value of internally developed inventory and production computer software during the second quarter of 1999. The Company determined that, in connection with the use of contract miners at the Company's deep mines, that this software would no longer be utilized. As a result, the Company recorded an impairment loss of $1,078.

         Preston and Taylor Counties. In the third quarter of 1999, the Company sold assets previously classified as assets held for sale. The proceeds of the sale exceeded the carrying value of the assets by $483. This resulted in an income offset to the impairment charge for 1999.

         The components of the 1998 impairment charges related to the Company's properties and investments were as follows:


                                              PROPERTY,       ADVANCE
                                              PLANT AND       MINIMUM
             DESCRIPTION                      EQUIPMENT      ROYALTIES      GOODWILL         TOTAL
             -----------                      ---------      ---------      --------         -----
                                                                (IN THOUSANDS)

Raleigh County, WV                             $    --        $    --        $ 5,705        $ 5,705
Upshur County, WV                                6,036             --             --          6,036
Grant County, WV and Garrett County, MD         11,113          7,009             --         18,122
Monongalia and Preston Counties, WV              2,652          2,895          9,006         14,553
                                               -------        -------        -------        -------
                                               $19,801        $ 9,904        $14,711        $44,416
                                               =======        =======        =======        =======


         Raleigh County. The impairment relating to Raleigh County, West Virginia, was a result of a change in the expected future production from this property. The Company controlled additional reserves adjacent to the current mine that would have required additional investment to mine. In late 1998, the Company decided not to make that additional investment due to an insufficient expected return on investment, and subsequently surrendered the reserves. As a result, the life of the mine was shortened and the expected future cash flows were reduced, which created the $5,705 impairment.

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

         Monongalia and Preston Counties. The impairment for Monongalia and Preston Counties, West Virginia relates to the mining operations conducted by one of the Company's subsidiaries in those two counties. Of the total $14,553 impairment, $14,153 relates to the subsidiary's operations in Monongalia County and the remaining $400 of the impairment relates to its operations in Preston County.

         The impairment for Monongalia County relates primarily to reductions in the price expected to be received for the high sulfur coal produced from these operations. Although a substantial portion of the Company's total production is sold under long-term contracts, a significant portion of the production in Monongalia County is sold on a short-term basis or in the spot market. As a result, these operations are subject to price fluctuations. For several years leading up to and including 1998, the prices for this coal had deteriorated. These price reductions caused the Company to lower production levels and analyze various operating strategies. The results of the analyses coupled with the market changes lowered estimated future cash flows from this property and, when compared with the carrying values for the property, generated this impairment.

         The $400 impairment for Preston County, West Virginia relates to the active operations in this county which are expected to cease in early 2000. The most significant portion of this adjustment is the result of the Company's decision not to mine additional coal reserves in this county. As a result of this decision, the Company was left with carrying amounts on a preparation plant and loading facility that were expected to be used with new operations without a useful life beyond early 2000. As a result, the expected carrying value beyond early 2000 was fully impaired. The remaining reserves were sold during 1999. The proceeds received from the sale of the reserves were $483 greater than the carrying value, resulting in an income offset to the 1999 impairment charge.

EXIT COSTS:

         During the second quarter of 1999, in connection with the close down of the Company's operations in Webster County, the Company recorded $931 of additional charges for reclamation and other close down costs to be incurred over the remaining phases of the reclamation process as a result of a change in the Company's estimates. As of December 31, 2000, approximately $514 of such costs had been paid resulting in a remaining reserve of $417 for such costs. The most significant component of change in estimate was an increase in the cost per bank cubic yard as a result of a change in the reclamation contractor utilized at the site.

         During 1998, the Company decided to exit its investment in Webster and Braxton counties in West Virginia. This decision was based on then current market conditions and expected future mining costs. Although the Company still owns or controls assets in these counties, no operations are expected in the future and all active operations will be reclaimed. At December 31, 2000, the balance of the $5,100 reclamation accrual was zero since we had incurred and paid such costs associated with the reclamation of these properties in 1999 and 2000. The Company attempted to sell these assets, but was unsuccessful and is permanently reclaiming the active operations. The exit charges associated with the investment in these counties consist of the following:

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
                                              -------
                                              $25,411
                                              =======

ASSETS TO BE DISPOSED:

         During 1998, as part of the Company's liquidity planning, some assets were identified as being held for sale. These assets had been reclassified to a separate asset account and were adjusted to their fair market value. Fair market values were based on current offers, third party appraisals and other information the Company believes was relevant to establish these values. The charges for assets held for sale consist of the following:

                         PROPERTY,       ADVANCE
                         PLANT AND       MINIMUM       ADJUSTMENT
    DESCRIPTION          EQUIPMENT      ROYALTIES        TOTAL
    -----------          ---------      ---------        -----
                                     (IN THOUSANDS)

Raleigh County, WV        $ 1,353        $ 2,419        $ 3,772
Preston County, WV          7,721          4,026         11,747
Other Property                464             --            464
                          -------        -------        -------
Total                     $ 9,538        $ 6,445        $15,983
                          =======        =======        =======


         The assets held for sale in Raleigh County consist of undeveloped coal reserves. The undeveloped coal reserves are separate from active operations and related coal processing and loading facilities in those counties. In the third quarter of 1999, the Company sold substantially all of its undeveloped coal reserves in Preston County for $1,250 in cash plus royalties on future production and options to purchase up to 800,000 tons of coal per year produced from these reserves for a ten-year period.

EQUIPMENT LEASEHOLD TERMINATION COSTS:

         In conjunction with the mining operational changes described above, the Company expects to incur losses on equipment currently covered by operating leases. The Company recorded losses that could potentially result from these leases. These losses were estimated by comparing lease buyout costs with the expected fair market value of the underlying equipment. An expected loss of $1,126 was reflected for the year ended December 31, 1999, and had been recorded as equipment leasehold termination costs. As these operating leases expire, the equipment is, because of its heavy use and condition from being operated in connection with its business, either purchased and sold if it is not expected to be used further in its operations, or it is leased for an additional period under either a capital or operating lease based on several economic factors. Accordingly, as these leases expire, the estimated loss may change and, in the case of conversion to a capital lease arrangement or an outright purchase of the equipment, the potential liability for loss from the lease termination is eliminated. During the fourth quarter of 2000, the Company reviewed its accrual for leasehold termination costs and, as a result of the conversion of operating leases to capital leases and the sale of certain equipment that was purchased under buyout provisions of operating leases, the Company had reversed approximately $899 of such costs which had been recorded as a loss on impairment in previous years. Approximately $1,126 and $3,957 had been recorded as leasehold termination costs for the years ended December 31, 1999 and 1998, respectively.

15.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

         The Company principally markets steam coal to electric utilities and independent power producers in the Northeast and mid-Atlantic states and metallurgical coal to domestic coking plants. As of December 31, 2000, 1999 and 1998, accounts receivable from electric utilities and independent power producers were $13,872, $15,587 and $18,898, respectively. Credit is extended primarily based on an evaluation of the customer's financial condition and collateral is generally not required. Receivables are generally due within 30 to 45 days. Credit losses have historically been minimal.

         The Company is committed under several long-term contracts to supply coal that meets certain quality requirements at specified prices. Price adjustments, either positive or negative, may be made for quality fluctuations based on contractual terms. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer. These contracts range from one to twenty-one years with fixed base prices which may change based on certain industry or government indices.

         Coal sales to the Company's largest customer, AES Corporation, were $53,674, $42,485 and $52,500 for years ended December 31, 2000, 1999 and 1998, respectively. Accounts receivable from AES Corporation were $2,336, $1,559 and $6,028 at December 31, 2000, 1999 and 1998, respectively.

         Sales to the Company's three largest customers, each of whom accounted for 10% or more of its total revenues on an individual basis, represented 59.5%, 47.8% and 39.7% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

16.  FINANCIAL CONDITION OF THE COMPANY

         For the year ended December 31, 2000, the Company incurred an operating loss of $1,769, and a net loss available to common stockholders of $16,292. For the years ended December 31, 1999 and 1998, the Company had incurred significant operating losses of $14,436 and $104,056, respectively, and net losses available to common stockholders for the years ended December 31, 1999 and 1998 of $18,559 and $108,506, respectively. Included in these operating losses were loss on impairment of investment and restructuring charges of $(556), $6,226 and $90,717 in 2000, 1999 and 1998, respectively. As noted in the consolidated balance sheet and in Note 5, the Company is highly leveraged and recently completed troubled debt restructuring in April 2001 and October 1999. The October 1999 debt restructuring provided additional liquidity and the ability to defer one interest payment on the 14.25% notes by issuing additional long-term debt instead of making a cash payment at that time. In addition, the Company obtained a supplemental term loan of $6,300 in October 2000, to fund, in part, the $9,027 interest payment due under its 14.25% notes. The April 2001 exchange offer was made to strengthen the Company's balance sheet and improve its cash flow by reducing long-term debt and interest expense. In 2001, the Company will face debt service payments related to its 14.25% notes and Foothill Loan Agreement of approximately $20,000 with the only capital resources being the Foothill Loan Agreement, cash from operations and asset sales. In 2002, the Company will face debt service payments related to its 14.25% notes and Foothill Loan Agreement of approximately $18,350, excluding a $6,607 balloon payment due on December 1, 2002 under the original term loan. Management believes that the $12,667 reduction in operating loss achieved during 2000 through the use of contract miners at its deep mines and other cost reductions, the reduction in interest expense as a result of the April 2001 exchange offer and the implementation of the business plan to improve operating and financial performance, will provide the necessary operating cash flow to fund near term debt service payments.

17.  SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental cash flow information for the years ended December 31:

                                                                  2000            1999             1998
                                                                  ----            ----             ----
                                                                             (IN THOUSANDS)

Cash paid for interest                                         $(10,719)        $ (9,170)        $(13,617)
Cash (paid for) received from taxes                            $   (359)        $    200         $    722

Non cash activities:
     Redeemable preferred stock dividends and
          accretion                                            $  2,077         $  2,008         $  1,937
     Common stock available for repurchase accretion                 --              421               --
     Assets acquired under capital leases and other
          financing arrangements                                  3,181               --               --
     Accrued interest reclassified to long-term debt              8,426            5,290               --
     Common stock available for repurchase reclassified
          to long-term debt                                          --            6,000               --
     Common stock available for repurchase reclassified
           to paid-in capital                                        --            4,586               --


18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of the financial instruments disclosed below is not necessarily representative of the amount that could be realized or settled, nor does the fair value consider the tax consequences of realization or settlement. The following summarizes the carrying value and approximate fair value of the Company's financial instruments at December 31:

                                           2000                            1999
                                 ------------------------        ------------------------
                                    FAIR         CARRYING           FAIR         CARRYING
                                   VALUE           VALUE           VALUE           VALUE
                                   -----           -----           -----           -----
                                                      (IN THOUSANDS)

Cash and cash equivalents        $      5        $      5        $      7        $      7
Long-term debt                     71,238         167,008         101,894         161,489


         The carrying amount of cash and cash equivalents approximates fair value at December 31, 2000 and 1999.

         At December 31, 2000 and 1999, the fair value of the Company's senior notes is estimated based on a value established by a recent trading price of the Company's notes and on quoted market prices, respectively. The carrying value of the Company's other borrowings approximate the fair value of those instruments.

19.  QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations for 2000 and 1999:

               2000                             1ST QUARTER     2ND QUARTER      3RD QUARTER       4TH QUARTER
               ----                             -----------     -----------      -----------       -----------
                                                                       (IN THOUSANDS)

Coal sales and related revenue                   $ 57,663         $ 54,717         $ 58,358         $ 55,226
Loss before extraordinary items                    (2,205)          (2,776)          (3,027)          (6,207)
Net loss                                           (2,205)          (2,776)          (3,027)          (6,207)
Net loss available to common stockholders          (2,725)          (3,294)          (3,547)          (6,726)


               1999
               ----
Coal sales and related revenue                   $ 56,636         $ 57,117         $ 59,958         $ 56,202
(Loss) income before extraordinary items           (2,544)          (8,784)          (4,946)             144
Net (loss) income                                  (2,544)          (8,784)          (4,946)             144
Net loss available to common stockholders          (3,046)          (9,285)          (5,590)            (638)


20.  SUBSEQUENT EVENTS

         On April 12, 2001, the Company completed an exchange offer whereby holders of its outstanding 14.25% notes tendered $34,207 in aggregate principal amount of such notes in exchange for 34,207 shares of Class E convertible preferred stock.

         As part of this exchange, the Company entered into an amendment of the Foothill Loan Agreement under which the lenders (i) consented to the transactions contemplated by the exchange and (ii) reduced the excess availability requirement for making advances to pay interest on the notes from $5,000 to $2,500 for the period from March 13, 2001 through November 1, 2001. The amendment also imposed an additional temporary EBITDA covenant upon the Company for the three month periods ending June 30, 2001 through October 31, 2001.

          The Company also, as part of the exchange, took the following actions prior to, or coincident with, the exchange offer; (i) cancelled its Class C preferred stock; (ii) amended and restated its certificate of incorporation to increase its authorized capital stock, established the Class E convertible preferred stock and effected a 1 for 1,000 reverse stock split of its outstanding common stock; (iii) amended and restated its certificates of designation for its Class A, Class B and Class D preferred stock; (iv) paid the interest that had accrued since October 1, 2000 on all notes tendered in the exchange; and (v) paid the interest previously due on April 2, 2001 with respect to the unexchanged notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         As of March 30, 2001 the names, ages and positions of the Company's executive officers and the executive officers of the Company's subsidiary, Anker Energy Corporation, are as follows:

              NAME                                AGE         POSITION
              ----                                ---         --------

              William D. Kilgore, Jr.             65          Chairman of the Board and Chief Executive Officer
              P. Bruce Sparks                     45          Director and President
              John A. H. Shober                   67          Director
              Willem H. Hartog                    38          Director
              Richard B. Bolen                    52          Senior Vice President - Sales, Anker Energy Corporation
              Gerald D. Peacock                   47          Vice President of Operations, Anker Energy Corporation
              David D. Struth                     39          Treasurer and Chief Financial Officer
              B. Judd Hartman                     37          Secretary
              James A. Walls                      38          Assistant Secretary


         The term of each of the directors expires annually upon the election and qualification of a successor at the annual meeting of our stockholders. The executive officers serve in their capacity until a successor is duly elected and qualified or until their earlier death, resignation or removal.

MANAGEMENT BIOGRAPHIES

         WILLIAM D. KILGORE, JR. Mr. Kilgore was named Chairman of the Company's Board and the Company's Chief Executive Officer, as well as Chief Executive Officer of Anker Energy Corporation, the Company's subsidiary, on May 1, 1999. Mr. Kilgore has over 40 years experience in the coal industry. Over the past five years, Mr. Kilgore has also served as a consultant to Kanawha Eagle, LLC, Double Eagle, LLC, New Eagle, LLC and Mossy Eagle, LLC, all of which are Central Appalachian coal companies. Mr. Kilgore served as President/Chief Executive Officer and Director of Agipcoal from 1989 to 1994 and as Vice President/General Manager of Enoxy Coal, Inc. from 1985 to 1989.

         P. BRUCE SPARKS. Mr. Sparks has been the Company's President since October 28, 1997, and he has been a stockholder since 1996. From 1988 to October 1997, he was Executive Vice President of Anker and the Company's predecessor, Anker Group, Inc. Mr. Sparks was the Vice President of Administration and Chief Financial Officer of Anker Group from 1985 until 1988. A 1976 business graduate from Concord College, he spent seven years in various management positions with CoalARBED, Inc., a coal company, the last of which was as Vice President and Chief Financial Officer before joining us. Mr. Sparks has been with the Company for 15 years.

         JOHN A. H. SHOBER. Mr. Shober was elected Chairman of the Board on October 28, 1997, and he served as Chairman until June 8, 1999. He has served as one of the Company's Directors since 1996. Mr. Shober is a private investor and corporate director. Mr. Shober serves as a director of Penn Virginia Corporation, a natural resources company; Airgas, Inc., a distributor of industrial gas and industrial gas supplies; Hercules, Inc., a manufacturer of performance chemicals; C&D Technologies, Inc., a manufacturer of stored power systems; Ensign-Bickford Industries, Inc., a manufacturer of detonation devices; and MIBRAG mbH, a German coal mining and power company. He serves as a member of the Advisory Board of First Reserve Corporation, which oversees the investment activities and decisions of First Reserve acting in its capacity as manager for the First Reserve Funds' investment portfolios.

         WILLEM H. HARTOG. Mr. Hartog was elected one of the Company's Directors on December 31, 1998. Mr. Hartog has been Senior Vice President Finance and Administration of Anker Holding B.V. and various of its subsidiaries since 1998 and has worked for Anker Holding B.V. in various capacities since 1994. Prior to joining Anker Holding, Mr. Hartog was employed by KPMG as a member of its audit staff.

         RICHARD B. BOLEN. Mr. Bolen has been Senior Vice President-- Sales of Anker Energy Corporation since June 8, 1998. Mr. Bolen joined an affiliate of Anker Energy Corporation in 1979 and served as its President from 1980 through 1994. In 1994, he became President of another affiliate, and, in 1995, he assumed the additional duties of Vice President Operations, Southern Region, for Anker Energy Corporation. From October 1996 to June 1998, Mr. Bolen was Senior Vice President of Operations of Anker Energy Corporation. Mr. Bolen is a 1970 graduate of Virginia Polytechnic Institute with a degree in Mining Engineering. Prior to joining Anker Energy, he served in various management capacities with Consolidation Coal Company, Virginia Electric and Power Company, Jewell Smokeless Coal Corporation and Jno. McCall Coal Company.

         GERALD D. PEACOCK. Mr. Peacock joined Anker Energy Corporation in June 1998, as Vice President of Operations. He graduated from Southern Illinois University with a Bachelor of Science Degree in Mechanical Engineering in 1976. Prior to June, 1998, he was employed by Arch Mineral Corporation for 20 years, serving in several senior positions, including President and Vice President of Catenary Coal Holdings, Inc., one of Arch's operating subsidiaries.

         DAVID D. STRUTH. Mr. Struth joined Anker Coal Group, Inc. in March 2000, as Treasurer and Chief Financial Officer. He also serves as Vice President of Finance and Administration of Anker Energy Corporation. Prior to March, 2000, he was employed by Herr-Voss Industries, Inc. (formerly Salem Corporation) for 14 years in various accounting and tax positions, and most recently served as its Controller and Secretary from November 1997 to December 1999. Mr. Struth graduated from Indiana University of Pennsylvania with a Bachelor of Science in Business Administration in 1983. He also earned a Master of Science in Taxation from the Graduate School of Business at Robert Morris College in 1988. Mr. Struth is a Certified Public Accountant and a member of the American and Pennsylvania Institutes of Certified Public Accountants and the West Virginia Society of Certified Public Accountants.

         B. JUDD HARTMAN. Mr. Hartman has been the Company's Secretary since November 1, 1997. He also serves as Vice President of Legal Affairs of Anker Energy Corporation. Prior to joining us, Mr. Hartman was a partner with the law firm of Spilman, Thomas & Battle in Charleston, West Virginia, a firm that he joined in 1989 as an associate. Mr. Hartman graduated from Washington and Lee University in 1985 with a Bachelor of Arts degree in Economics and received his Juris Doctorate degree in 1989 from Wake Forest University School of Law. Mr. Hartman has been with the Company for three years.

         JAMES A. WALLS. Mr. Walls has been the Company's Assistant Secretary since 1993. He also serves as General Counsel of Anker Energy Corporation. He graduated from West Virginia University with a Bachelor of Science/Bachelor of Arts and Juris Doctorate degree in 1989. Prior to March of 1993, he was employed by Spilman, Thomas & Battle in Charleston, West Virginia. Mr. Walls has been with the Company for eight years.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table presents summary information of the compensation that the Company paid or accrued for services rendered in all capacities for the last three completed fiscal years for our Chief Executive Officer and each of the four other most highly compensated executive officers of us or Anker Energy Corporation, determined as of December 31, 2000.

                                                              SUMMARY COMPENSATION TABLE
                           ---------------------------------------------------------------------------------------------------------
                                         ANNUAL COMPENSATION                    LONG-TERM COMPENSATION AND AWARDS
                           --------------------------------------------------   ---------------------------------
                                                                                              SECURITIES
                                                                                              UNDERLYING
                                                                                RESTRICTED     OPTIONS/
NAME AND                   FISCAL                              OTHER ANNUAL       STOCK          SARS      LTIP        ALL OTHER
PRINCIPAL POSITION          YEAR      SALARY       BONUS      COMPENSATION(1)     AWARDS          (#)    PAYMENTS   COMPENSATION (2)
------------------          ----      ------       -----      ---------------     ------          ---    --------   ----------------

William D. Kilgore, Jr      2000     $315,000     $112,839              --           --            --       --        $  8,903
Chairman of the Board       1999      212,019           --        $  6,097           --            --       --              --
& Chief Executive           1998           --           --              --           --            --       --              --
Officer(3)

P. Bruce Sparks             2000      276,554      129,283              --           --            --       --          14,722
President                   1999      271,842       13,700              --           --            --       --          13,856
                            1998      267,404       15,000           2,391           --            --       --          13,856

Richard B. Bolen            2000      150,000       20,000              --           --            --       --          14,722
Senior Vice President       1999      150,000           --              --           --            --       --          12,990
- Sales (Anker Energy)      1998      172,115           --             761           25(4)         --       --          13,856

Gerald D. Peacock(5)        2000      150,000       30,000              --           --            --       --          12,706
Vice President of           1999      150,000           --              --           --            --       --           7,834
Operations                  1998       93,654       15,000              --           20(4)         --       --             448
(Anker Energy)

B. Judd Hartman             2000      140,000       40,000              --           --            --       --          13,109
Secretary                   1999      131,827           --              --           --            --       --           9,853
                            1998      127,500           --          28,059(6)        25(4)         --       --           2,879

------------

(1) Unless otherwise indicated, perquisites and other personal benefits do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus compensation reported for the named executive officer.

(2) All other compensation includes annual Company contributions to 401(k) and money purchase pension defined contribution plans.

(3) Mr. Kilgore was named Chief Executive Officer and Chairman of the Company's board of directors on May 1, 1999. See "-- Employment Agreements" below for a description of Mr. Kilgore's compensation arrangements.

(4) On October 1, 1998, Mr. Bolen, Mr. Peacock and Mr. Hartman received restricted stock awards of common stock under the Company's 1997 Omnibus Stock Incentive Plan. Awards were valued for purposes of the plan at the par value of the common stock, which is $0.01 per share.

(5) Anker Energy Corporation hired Mr. Peacock on May 11, 1998. The listed amounts for 1998 represent only compensation he received from May 11, 1998 through December 31, 1998. The Company estimate that his annual compensation for 1998 would have been: salary, $150,000; bonus, $15,000; and other annual compensation, $0.

(6) Includes moving expenses, tax and medical reimbursements, stock award and country club membership. The amount of moving expenses included is $14,707.

BOARD COMPENSATION

         All directors are reimbursed for their usual and customary expenses incurred in attending all board and committee meetings. Each director who is not also an officer receives an aggregate annual fee of $12,000 for serving on the Company's board of directors.

EMPLOYMENT AGREEMENTS

         Mr. Sparks has an employment agreement with us and the Company's subsidiaries, Anker Group, Inc., Anker Energy Corporation and Simba Group, Inc. The agreement with Anker Energy Corporation is dated as of August 1, 1996 and expires on July 31, 2002. The agreement with Anker Energy Corporation provides for Mr. Sparks' employment as an executive officer of Anker Energy Corporation at an annual salary of:

         o        $250,000 for the period August 1, 1996 through July 31, 1997

         o        $257,500 for the period August 1, 1997 through July 31, 1998

         o        $265,200 for the period August 1, 1998 through July 31, 1999

         o        $273,200 for the period August 1, 1999 through July 31, 2000

         o $281,200 for the period August 1, 2000 through July 31, 2001 and

         o        $289,600 for the period August 1, 2001 through July 31, 2002.

         The agreement with Anker Energy Corporation also provides for a quarterly bonus of $3,750 for each calendar quarter during its duration, and a yearly bonus based on the Company's financial performance. Mr. Sparks may terminate his employment upon 30 days' notice. In the event Anker Energy were to terminate Mr. Sparks other than for cause at any time on or after August 1, 2000, Mr. Sparks would have the option to receive either

         o        250% of his then current annual salary or

         o the compensation, bonuses and other benefits he would have been entitled to receive under the agreement with Anker Energy Corporation, had Anker Energy Corporation not terminated him, for a period of two years. In addition, Mr. Sparks is entitled to participate in any of Anker Energy Corporation's pension plans for which he is eligible. Mr. Sparks' agreement with Anker Energy Corporation also requires him not to compete with Anker Energy Corporation during the employment term and for a period of one year following the termination of the agreement. Mr. Sparks also has employment agreements, each without compensation, with us, Anker Group, Inc. and Simba Group, Inc., providing for his seat on the board of directors of those companies and his employment as an executive officer of those companies.

         Mr. Kilgore also has an employment agreement with us and Anker Energy Corporation, dated as of May 1, 1999. The term of the agreement ends on December 31, 2002. The agreement provides for Mr. Kilgore's employment as Chief Executive Officer and Chairman of the Board of Directors at an annual salary of $315,000. Mr. Kilgore is entitled to participate in any of Anker Energy Corporation's benefits plans for which he is eligible and may be reimbursed for costs of relocating his residence, not to exceed $125,000. Mr. Kilgore also may receive cash bonuses, at Anker Energy Corporation's discretion, and an incentive bonus in the event the Company undergoes a change of control. The incentive bonus, which would be calculated based on specified financial tests' being met, can be as much as $2.5 million.

         In the event that Anker Energy Corporation were to terminate Mr. Kilgore's employment other than for cause on or before May 1, 2001, Mr. Kilgore would be entitled to receive, in addition to the salary and bonus he had earned to that date, the amount of his annual salary he would have received for an additional 36 months less the number of months that have elapsed since Mr. Kilgore's employment. In the event that Anker Energy Corporation were to terminate Mr. Kilgore's employment other than for cause after May 1, 2001 but before May 1, 2002, Mr. Kilgore would be entitled to the annual salary he would have received for an additional year had he not been terminated. In the event that Anker Energy Corporation were to terminate Mr. Kilgore's employment other than for cause after December 31, 2002, Mr. Kilgore would be entitled to the annual salary he would have received for an additional year had he not been terminated. Mr. Kilgore's agreement with Anker Energy Corporation also requires him not to compete with Anker Energy Corporation during the employment term and for a period of two years following the termination of the agreement.

         None of the Company's other employees has an employment contract with us or any of the Company's subsidiaries.

1997 OMNIBUS STOCK INCENTIVE PLAN

         GENERAL

         The Company's 1997 Omnibus Stock Incentive Plan provides for the issuance of restricted stock awards or stock options to designated officers and key employees of us or the Company's affiliates of up to a maximum of 0.300 shares, after giving effect to the reverse stock split on April 12, 2001, of authorized but unissued or reacquired shares of the Company's common stock. The plan is intended to motivate, reward and retain participants in the plan for contributing to the Company's long-term success. It does so by providing an opportunity for meaningful capital accumulation linked to the Company's future success and appreciation in shareholder value.

         The Company's president is responsible for administering the plan. Subject to the approval of the Company's board of directors, the president has the authority to designate who may participate in the plan and the number of shares of common stock subject to each restricted stock award or stock option. Awards and options are granted based on the fair market value of the common stock as of the date of the award or option. Fair market value is determined by the board of directors.

         As long as the Company's common stock is not publicly traded, the plan provides that the Company have a call right. This means that the Company has the right to purchase at fair market value any vested option and any shares that a participant in the plan owns as a result of the exercise of an option or the grant of an award. The Company also has a right of first refusal with respect to these shares.

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

         RESTRICTED STOCK AWARDS

         When a participant in the 1997 Omnibus Stock Incentive Plan is granted a restricted stock award, he or she must sign a restricted stock award agreement. Under the agreement and the plan, the shares of common stock subject to the award will be nontransferable, other than by will or the laws of descent and distribution, and subject to forfeiture until the shares are vested. Unless the board of directors accelerates the vesting period, the shares subject to an award will become fully vested on the sixth anniversary of the award if the participant in the plan has been in our continuous employ during that six-year period. Vesting will be accelerated upon the termination of the participant's employment due to:

         o        death, disability or retirement

         o the involuntary termination of the participant's employment during the 90-day period following the Company's merger with another entity

         o the voluntary termination of the participant's employment at any time after one year following the Company's merger with another entity or

         o        a change of control.

         Under the plan, a change of control is deemed to occur if any person or group that is not a beneficial owner of the Company's voting securities as of the date of the adoption of the plan becomes the beneficial owner, directly or indirectly, of the Company's securities that represent in the aggregate 75% or more of the total combined voting power of all classes of the Company's then-outstanding securities. Once vested, the shares of common stock are no longer subject to forfeiture and may be transferred. However, the shares will continue to be subject to the Company's call rights and right of first refusal.

         STOCK OPTIONS

         When a participant in the 1997 Omnibus Stock Incentive Plan is granted a stock option, he or she must sign a stock option grant agreement. Under the agreement and the plan, the participant's options would become fully vested on the third anniversary of the date the option is granted if the participant has been in the Company or an affiliate's continuous employ during that three-year period. Vesting for an option will be accelerated on the same basis as vesting is accelerated for restricted stock awards, as discussed above. Once an option is vested, a participant may exercise the option as provided in the plan. Options granted under the plan will expire on the tenth anniversary of the option. After common stock is purchased pursuant to an option, the shares will continue to be subject to the Company's call rights and right of first refusal.

         OUTSTANDING AWARDS AND OPTIONS

         As of April 12, 2001, a total of 0.122 shares of common stock were outstanding under the plan, after giving effect to the 1 for 1,000 reverse stock split. Eleven participants hold these shares, and these shares are fully vested. The Company has not granted any options under the plan.

MANAGEMENT INCENTIVE BONUSES

         Designated members of the Company's and the Company's subsidiaries' management, including the executive officers set forth under "-- Directors and Executive Officers of the Registrant" above, are entitled to receive cash bonuses in addition to their annual salary compensation. These bonuses are based on the Company's financial performance and that of the Company's subsidiaries. In addition, Mr. Kilgore and Mr. Sparks are entitled to incentive bonuses as described previously under "-- Employment Agreements."

DEFINED CONTRIBUTION PLANS

         The Company has a defined contribution money purchase pension plan covering all employees who meet eligibility requirements. The plan provides for employer contributions representing 5% of compensation. This plan also contains a 401(h) provision under which the Company contributes a specified percentage of salary, up to 1.66%, depending on the employees' years of service. This account can only be used for medical expenses upon attainment of retirement age. The Company also has a 401(k) savings plan for all employees who meet eligibility requirements. The plan provides for mandatory employer contributions to match 50% of employee contributions up to a maximum of 2% each participant's compensation. In addition, the Company may also make discretionary contributions up to 5% of employee compensation.

         The Company made various amendments to its plans effective January 1, 2001. These amendments were made to adopt a safe harbor 401(k) plan design which will match dollar for dollar the first 3% of compensation deferred by employees to this plan plus one-half of the next 2%. The Company's maximum contribution under the 401(k) plan is 4% of eligible compensation, subject to governmental limits. The discretionary contribution provision of this plan was changed to 1%. The 401(h) provision of the money purchase pension plan was frozen and the benefit was replaced with the increased 401(k) matching formula. It is anticipated that while the overall cost to the Company of these plan changes may increase, such increase will not be significant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         At a meeting of the Company's board of directors on May 22, 1997, a compensation committee was established. Mr. Macaulay, a former director of Anker Coal Group, Inc., and Mr. Shober were appointed members of the committee. Mr. Shober is currently the only member of the compensation committee. The compensation committee did not hold any meetings in 1999 or 2000. Other than Mr. Sparks, no current or former executive officer or employee of us or any of the Company's subsidiaries participated in deliberations of the board of directors concerning executive officer compensation. Messrs. Sparks and Kilgore's compensation is established in accordance with his respective employment agreement. See "-- Employment Agreements" above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information concerning the ownership of our common stock and, where indicated in the notes to the table, our Class E preferred stock on an as-converted basis as of April 12, 2001, after giving effect to the 1 for 1,000 reverse stock split effected on April 12, 2001 by:

         o each person known by us to own beneficially more than 5% of our outstanding voting securities;

         o        each person who is a director or a nominee of Anker Coal
                  Group, Inc.;

         o each person who is identified on the executive compensation table above; and

         o        all of our directors and executive officers as a group.

         Our Class E preferred stock votes, on an as-converted basis, on all matters upon which the holders of our common stock are entitled to vote. The percentage of beneficial ownership of our voting securities is based on 7.083 shares of common stock and 732,922.281 shares of common stock issuable upon conversion of the 34,207 shares of Class E preferred stock outstanding as of April 12, 2001.

                                                                           AMOUNT AND
                                                                            NATURE OF
                                                                           BENEFICIAL            PERCENT
      NAME AND ADDRESS OF BENEFICIAL OWNER                                  OWNERSHIP           OF SHARES
      ------------------------------------                                  ---------           ---------
      W.L. Ross & Co. L.L.C.
           101 East 52nd Street, 19th Floor,
           New York, New York 10022(1)                                     341,340.564             46.572%
      William D. Kilgore, Jr.                                                    1.520              *
      John A. H. Shober                                                         --                  --
      Willem H. Hartog                                                          --                  --
      P. Bruce Sparks(2)                                                          .859              *
      Richard B. Bolen                                                            .100              *
      Gerald Peacock                                                              .100              *
      B. Judd Hartman                                                             .043              *
      All executive officers and directors as a group (7 persons)                1.869              *
      All other holders of Class E Preferred Stock as a group (3)          391,583.232             53.427%


*        Less than 1.0%

(1) Includes 341,339.049 shares of common stock issuable upon conversion of 15,931 shares of Class E preferred stock and 1.515 shares of common stock issuable upon exercise of warrants.

(2) Mr. Sparks may be deemed to share beneficial ownership of shares of common stock owned by PPK Group Limited Liability Company, a limited liability company controlled by Mr. Sparks. Mr. Sparks has the sole authority to exercise all rights and remedies of PPK Group and all voting rights of the shares owned by PPK Group.

(3) We issued 34,207 shares of Class E preferred stock on April 12, 2001 in the closing of the exchange offer described above in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources -- The Exchange Offer". The Class E preferred stock is currently convertible into 732,922.281 shares of our common stock, or 99.99% of our common stock. We are not aware at this time of the identity of the beneficial owners of the Class E preferred stock other than W.L. Ross & Co. L.L.C.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In April 2001, we completed an exchange offer of Class E convertible preferred stock for a portion of our 14.25% notes. WLR Recovery Fund, one of the noteholders who participated in the exchange, owned warrants to purchase 20% of our common stock before the exchange. In the exchange, WLR Recovery Fund exchanged approximately $15.9 million of notes for approximately 15,931 shares of Class E convertible preferred stock.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report

         (1)      Financial Statements

         The following consolidated financial statements for us and the Company's subsidiaries are included in Part II, Item 8:

         Report of Independent Accountants

         Consolidated Balance Sheets at December 31, 2000 and 1999

         Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements


         (2)      Financial Statement Schedules

         Financial statement schedules not listed are omitted because of the absence of the conditions under which they are required or because all material information is included in the Consolidated Financial Statements or notes thereto.

         (3)      Exhibits

         The exhibits filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index. Exhibits 10.2 through 10.5 listed in the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements.

(b)      Reports on Form 8-K

         The Company filed one report on Form 8-K in the fourth quarter of 2000. The date of each report, the items reported and the financial statements filed with each report are listed below:

Date                     Items Reported                                             Financial Statements
----                     --------------                                             --------------------

November 10, 2000        Press release regarding financial results for third        None
                         quarter and year to date 2000

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on April 12, 2001

                                                    ANKER COAL GROUP, INC.


                                                    By:      /s/ P. Bruce Sparks
                                                          ----------------------
                                                             Title:  President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         Signature                                   Title                              Date


   /s/ William D. Kilgore, Jr.              Chairman of the Board and Chief         April 12, 2001
------------------------------------        Executive Officer (Principal
William D. Kilgore, Jr.                     Executive Officer)


    /s/ P. Bruce Sparks                     President and Director (Principal       April 12, 2001
------------------------------------        Executive Officer)
P. Bruce Sparks


   /s/ David D. Struth                      Treasurer (Principal Financial and      April 12, 2001
-----------------------------------         Accounting Officer)
David D. Struth


   /s/ John A. H. Shober                    Director                                April 12, 2001
------------------------------------
John A. H. Shober


   /s/ Willem H. Hartog                     Director                                April 12, 2001
------------------------------------
Willem H. Hartog

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on April 12, 2001.



                                   ANKER ENERGY CORPORATION


                                   By:      /s/ David D. Struth
                                         ----------------------
                                         Title:  Treasurer and Vice President of
                                                 Finance and Administration

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


         Signature                                     Title                            Date


   /s/ William D. Kilgore, Jr.                Chairman of the Board and Chief      April 12, 2001
------------------------------------          Executive Officer (Principal
William D. Kilgore, Jr.                       Executive Officer)


   /s/ P. Bruce Sparks                        President and Director               April 12, 2001
------------------------------------          (Principal Executive Officer)
P. Bruce Sparks


  /s/ David D. Struth                         Treasurer, Vice President of         April 12, 2001
------------------------------------          Finance and Administration and
David D. Struth                               Director (Principal Financial
                                              and Accounting Officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on April 12, 2001.



                                               ANKER GROUP, INC.


                                               By:   /s/ P. Bruce Sparks
                                                    --------------------------
                                                     Title:  President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


          Signature                                  Title                        Date


    /s/ P. Bruce Sparks                     President and Director            April 12, 2001
------------------------------------        (Principal Executive Officer)
 P. Bruce Sparks


   /s/ David D. Struth                      Treasurer and Director            April 12, 2001
-----------------------------------         (Principal Financial and
 David D. Struth                            Accounting Officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on April 12, 2001.


                                                ANKER POWER SERVICES, INC.


                                                By:   /s/ David D. Struth
                                                    --------------------------
                                                      Title:  Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


          Signature                                     Title                        Date


    /s/ Richard B. Bolen                       President and Director            April 12, 2001
 --------------------------------------        (Principal Executive Officer)
 Richard B. Bolen


   /s/ David D. Struth                         Treasurer and Director            April 12, 2001
 ------------------------------------          (Principal Financial and
 David D. Struth                               Accounting Officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on April 12, 2001.


                                             ANKER VIRGINIA MINING COMPANY, INC.



                                             By:      /s/ David D. Struth
                                                   ----------------------
                                                     Title:  Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


         Signature                                     Title                        Date


  /s/ Gerald Peacock                          President and Director            April 12, 2001
-------------------------------------         (Principal Executive Officer)
Gerald Peacock


  /s/ David D. Struth                         Treasurer and Director            April 12, 2001
------------------------------------          (Principal Financial and
David D. Struth                               Accounting Officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on April 12, 2001.

                                       ANKER WEST VIRGINIA MINING COMPANY, INC.


                                       By:      /s/ David D. Struth
                                             ----------------------
                                               Title:  Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


         Signature                                     Title                        Date

   /s/ Gerald Peacock                         President and Director            April 12, 2001
------------------------------------          (Principal Executive Officer)
Gerald Peacock


  /s/ David D. Struth                         Treasurer and Director            April 12, 2001
------------------------------------          (Principal Financial and
David D. Struth                               Accounting Officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on April 12, 2001.


                                      BRONCO MINING COMPANY, INC.



                                      By:     /s/ David D. Struth
                                             --------------------------
                                              Title:  Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


         Signature                                     Title                         Date


   /s/ P. Bruce Sparks                        President and Director            April 12, 2001
------------------------------------          (Principal Executive Officer)
P. Bruce Sparks


  /s/ David D. Struth                         Treasurer (Principal Financial    April 12, 2001
------------------------------------          and Accounting Officer)
David D. Struth

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on April 12, 2001.


                                          HAWTHORNE COAL COMPANY, INC.


                                          By:     /s/ David D. Struth
                                               ----------------------------
                                                  Title:  Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


         Signature                                     Title                         Date


  /s/ Charles C. Dunbar                       President and Director            April 12, 2001
------------------------------------          (Principal Executive Officer)
Charles C. Dunbar


  /s/ David D. Struth                         Treasurer and Director            April 12, 2001
------------------------------------          (Principal Financial and
David D. Struth                               Accounting Officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on April 12, 2001.


                                               HEATHER GLEN RESOURCES, INC.


                                               By:     /s/ David D. Struth
                                                    -------------------------
                                                       Title:  Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


          Signature                                     Title                         Date


    /s/ Jeffrey P. Kelly                       President and Director            April 12, 2001
 ------------------------------------          (Principal Executive Officer)
 Jeffrey P. Kelley


    /s/ David D. Struth                        Treasurer and Director            April 12, 2001
 ------------------------------------          (Principal Financial and
 David D. Struth                               Accounting Officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on April 12, 2001.


                                              JULIANA MINING COMPANY, INC.


                                              By:     /s/ David D. Struth
                                                   ---------------------------
                                                      Title:  Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


         Signature                                     Title                         Date


   /s/ Gerald Peacock                         President and Director            April 12, 2001
-------------------------------------         (Principal Executive Officer)
Gerald Peacock


   /s/ David D. Struth                        Treasurer and Director            April 12, 2001
------------------------------------          (Principal Financial and
David D. Struth                               Accounting Officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on April 12, 2001.


                                                  KING KNOB COAL CO., INC.


                                                  By:      /s/ David D. Struth
                                                        ----------------------
                                                          Title:  President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


         Signature                                     Title                         Date


   /s/ David D. Struth                        President, Treasurer and          April 12, 2001
------------------------------------          Director (Principal Executive,
David D. Struth                               Financial and Accounting
                                              Officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on April 12, 2001.


                                                 MARINE COAL SALES COMPANY


                                                 By:      /s/ David D. Struth
                                                       ----------------------
                                                         Title:  Treasurer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         Signature                                     Title                        Date


   /s/ Larry Kaelin                           President and Director            April 12, 2001
------------------------------------          (Principal Executive Officer)
Larry Kaelin


   /s/ P. Bruce Sparks                        Director                          April 12, 2001
------------------------------------
P. Bruce Sparks


   /s/ David D. Struth                        Treasurer and Director            April 12, 2001
------------------------------------          (Principal Financial and
David D. Struth                               Accounting Officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on April 12, 2001.


                                               MELROSE COAL COMPANY, INC.


                                               By:      /s/ David D. Struth
                                                     ----------------------
                                                       Title:  President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


         Signature                                     Title                         Date


   /s/ David D. Struth                        President, Treasurer and          April 12, 2001
------------------------------------          Director (Principal Executive,
David D. Struth                               Financial and Accounting
                                              Officer)


   /s/ B. Judd Hartman                        Secretary and Director            April 12, 2001
------------------------------------
B. Judd Hartman

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on April 12, 2001.


                                       NEW ALLEGHENY LAND HOLDING COMPANY, INC.


                                       By:      /s/ David D. Struth
                                             ----------------------
                                               Title:  President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


         Signature                                     Title                        Date


   /s/ David D. Struth                        President, Treasurer and          April 12, 2001
------------------------------------          Director (Principal Executive,
David D. Struth                               Financial and Accounting
                                              Officer)


   /s/ B. Judd Hartman                        Secretary and Director            April 12, 2001
------------------------------------
B. Judd Hartman

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on April 12, 2001.


                                              PATRIOT MINING COMPANY, INC.


                                              By:      /s/ David D. Struth
                                                    ----------------------
                                                      Title:  Treasurer




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         Signature                                     Title                         Date


   /s/ Gerald Peacock                         President and Director            April 12, 2001
------------------------------------          (Principal Executive Officer)
Gerald Peacock


   /s/ David D. Struth                        Treasurer and Director            April 12, 2001
------------------------------------          (Principal Financial and
David D. Struth                               Accounting Officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on April 12, 2001.


                                                SIMBA GROUP, INC.


                                                By:      /s/ David D. Struth
                                                      ----------------------
                                                        Title:  Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


         Signature                                     Title                         Date


   /s/ P. Bruce Sparks                        President and Director            April 12, 2001
-------------------------------------         (Principal Executive Officer)
P. Bruce Sparks


   /s/ William D. Kilgore, Jr.                Director                          April 12, 2001
------------------------------------
William D. Kilgore, Jr.


   /s/ David D. Struth                        Treasurer and Director            April 12, 2001
------------------------------------          (Principal Financial and
David D. Struth                               Accounting Officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on April 12, 2001.


                                                  UPSHUR PROPERTY, INC.


                                                  By:      /s/ David D. Struth
                                                        ----------------------
                                                         Title:  Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


         Signature                                     Title                         Date


   /s/ Jeffrey P. Kelley                      President and Director            April 12, 2001
------------------------------------          (Principal Executive Officer)
Jeffrey P. Kelley


   /s/ David D. Struth                        Treasurer and Director            April 12, 2001
------------------------------------          (Principal Financial and
David D. Struth                               Accounting Officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on April 12, 2001.


                                                 VANTRANS, INC.


                                                 By:      /s/ David D. Struth
                                                       ----------------------
                                                         Title:  President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


         Signature                                     Title                         Date


   /s/ P. Bruce Sparks                        Director                          April 12, 2001
--------------------------------
P. Bruce Sparks


   /s/ David D. Struth                        President, Treasurer and          April 12, 2001
--------------------------------              Director (Principal Executive,
David D. Struth                               Financial and Accounting
                                              Officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Morgantown, state of West Virginia, on April 12, 2001.


                                                  VINDEX ENERGY CORPORATION


                                                  By:      /s/ David D. Struth
                                                        ----------------------
                                                          Title:  Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


         Signature                                     Title                         Date


   /s/ Gerald Peacock                         President and Director            April 12, 2001
------------------------------------          (Principal Executive Officer)
Gerald Peacock


   /s/ David D. Struth                        Treasurer and Director            April 12, 2001
------------------------------------          (Principal Financial and
David D. Struth                               Accounting Officer)

                             ANKER COAL GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                  EXHIBIT INDEX


Exhibit
No.                                                                    Description
---------               ------------------------------------------------------------------------------------------------------------



3.1                     Second Amended and Restated Certificate of Incorporation of Anker Coal Group, Inc. (Anker) (including certificates of designation for Class A, B, D and E Preferred Stock)
3.2                     Second Amended and Restated Bylaws of Anker
3.7                     Certificate of Incorporation of Anker Group, Inc. (b)
3.8                     Bylaws of Anker Group, Inc. (b)
3.9.1                   Certificate of Incorporation of Anker Energy Corporation (b)
3.9.2                   Certificate of Ownership and Merger merging Anker Mining and Development Co., Inc. into Anker Energy
                        Corporation (b)
3.9.3                   Certificate of Merger of Energy Resource Management Services, Inc. into Anker Energy Corporation (b)
3.10                    Bylaws of Anker Energy Corporation (b)
3.11                    Articles of Incorporation of Bronco Mining Company, Inc. (b)
3.12                    Bylaws of Bronco Mining Company, Inc. (b)
3.13                    Articles of Incorporation of Anker Power Services, Inc. (b)
3.14                    Bylaws of Anker Power Services, Inc. (b)
3.15.1                  Articles of Incorporation of Anker West Virginia Mining Company, Inc. (b)
3.15.2                  Articles of Merger of Anker West Virginia Mining Company, Inc. and Advantage Energy Corporation (b)
3.15.3                  Articles of Merger of Anker West Virginia Mining Company, Inc. and Beckley Smokeless Limited Liability
                        Company (b)
3.15.4                  Articles of Merger of Anker West Virginia Mining Company, Inc. and Pine Valley Coal Company, Inc. (b)
3.15.5                  Articles of Merger of Anker West Virginia Mining Company, Inc. and Spruce Fork Coal Company, Inc. (b)
3.16                    Bylaws of Anker West Virginia Mining Company, Inc. (b)
3.17                    Articles of Incorporation of Juliana Mining Company, Inc. (b)
3.18                    Bylaws of Juliana Mining Company, Inc. (b)
3.19.1                  Articles of Incorporation of King Knob Coal Co., Inc. (b)
3.19.2                  Articles of Merger of Brook Coal Company into King Knob Coal Co., Inc. (b)
3.19.3                  Articles of Merger of King Aviation Inc. into King Knob Coal Co., Inc. (b)
3.19.4                  Articles of Merger of Peaser Branch Coal Company into King Knob Coal Co., Inc. (b)
3.19.5                  Articles of Merger of Sparta Mining Company, Inc. into King Knob Coal Co., Inc. (b)
3.20                    Bylaws of King Knob Coal Co., Inc. (b)
3.21                    Certificate of Incorporation of Vantrans, Inc. (b)
3.22                    Bylaws of Vantrans, Inc. (b)
3.23                    Articles of Incorporation of Melrose Coal Company, Inc. (b)
3.24                    Bylaws of Melrose Coal Company, Inc. (b)
3.25.1                  Certificate of Incorporation of Marine Coal Sales Company (b)
3.25.2                  Certificate of Merger of Leflore Energy Corporation into Marine Coal Sales Company (b)
3.26                    Bylaws of Marine Coal Sales Company (b)
3.27                    Articles of Incorporation of Hawthorne Coal Company, Inc. (b)
3.28                    Bylaws of Hawthorne Coal Company, Inc. (b)
3.29                    Certificate of Incorporation of Upshur Property, Inc. (b)
3.30                    Bylaws of Upshur Property, Inc. (b)
3.31                    Articles of Incorporation of Heather Glen Resources, Inc. (b)
3.32                    Bylaws of Heather Glen Resources, Inc. (b)
3.33                    Articles of Incorporation of New Allegheny Land Holding Company, Inc. (b)
3.34                    Bylaws of New Allegheny Land Holding Company, Inc. (b)
3.35.1                  Articles of Incorporation of Patriot Mining Company, Inc. (b)

Exhibit
No.                                                                    Description
---------               ------------------------------------------------------------------------------------------------------------
3.35.2                  Articles of Merger of Ajax Mining Company, Inc. into Patriot Mining Company, Inc. (b)
3.35.3                  Articles of Merger of Sandy Creek Land Company, Inc. into Patriot Mining Company, Inc. (b)
3.36                    Bylaws of Patriot Mining Company, Inc. (b)
3.37                    Articles of Incorporation of Vindex Energy Corporation (b)
3.38                    Bylaws of Vindex Energy Corporation (b)
3.39                    Articles of Incorporation of Anker Virginia Mining Company, Inc. (b)
3.40                    Bylaws of Anker Virginia Mining Company, Inc. (b)
3.41                    Articles of Incorporation of Simba Group, Inc. (g)
3.42                    Bylaws of Simba Group, Inc. (g)
4.1                     Indenture for 14.25% Second Priority Senior Secured Notes Due 2007 (paid in kind through April 1, 2000), dated as of October 1, 1999, including form of Notes (g)
4.2                     Payment and Guarantee Agreement dated April 12, 2001 by the subsidiaries of Anker Coal Group, Inc. to the holders of the Class E preferred stock.
10.2                    Employment Agreement between P. Bruce Sparks, Anker Energy Corporation and Anker Coal Group, dated August
                        1, 1996 (b)
10.3                    Anker Coal Group, Inc. Omnibus Stock Incentive Plan (b)
10.4                    Form of Restricted Stock Award Agreement (b)
10.5                    Form of Stock Option Grant Agreement (b)
10.6                    Asset Purchase Agreement among Oak Mountain Energy, L.L.C., Oak Mountain Energy Corporation, *Boone
                        Resources, Inc., Kodiak Coal,  Inc., Cahaba Coal Engineering & Land Surveying, Inc., Coal Handling and
                        Processing, Inc., Mountaineer Management, Inc. and Jimmie R. Ryan and Duane Stranahan, Jr., dated February
                        20, 1997 (b)
10.11                   Loan and Security Agreement dated as of November 21, 1998, among certain subsidiaries of Anker Coal Group,
                        Inc., Foothill Capital Corporation and others (c)
10.12                   Amendment No. 1 to Loan Documents dated as of August 4, 1999 amending the Loan and Security Agreement, dated as of November 21, 1998 by and among certain Subsidiaries of Anker Coal Group, Inc., certain financial institutions party thereto and Foothill Capital Corporation, as agent  (e)
10.13                   Amendment No. 2 to Loan Documents dated as of August 26, 1999, amending the Loan and Security Agreement, dated as of November 21, 1998, by and among certain Subsidiaries of Anker Coal Group, Inc., certain financial institutions party thereto and Foothill Capital Corporation, as agent. (d)
10.14                   Amendment No. 4 to Loan Documents and Waiver dated as of September 26, 2000 among certain Subsidiaries of
                        Anker Coal Group, Inc., as borrowers, certain financial institutions party thereto and Foothill Capital
                        Corporation, as agent.
10.15                   Amendment No. 5 to Loan Documents and Consent dated as of March 16, 2001 by and among certain Subsidiaries of Anker Coal Group, Inc., certain financial institutions party thereto and Foothill Capital Corporation, as agent.
10.19                   Form of Stock Purchase Warrant(g)
10.20                   Warrant Agreement, dated as of October 26, 1999, by and between Anker and The Bank of New York, as Warrant
                        Agent (g)
10.21                   Common Stock Registration Rights Agreement, dated as of October 26, 1999, by and among Anker and the
                        Exchanging Noteholders and Purchaser signatory thereto (g)
10.22                   Investor Agreement, dated as of October 26, 1999, by and among Anker and the Holders of Warrant Shares named therein (g)
10.23                   Intercreditor Agreement, dated as of October 1, 1999, by and between Foothill Capital Corporation
                        (Foothill) and The Bank of New York, as Collateral Agent (g)
10.24                   Consent and Amendment No. 3 to Loan Documents, dated as of October 1, 1999 by Foothill, the Borrowers and the Lender Group (g)
10.25                   Option Agreement, dated as of October 1, 1999, between Foothill Capital Corporation and Rothschild
                        Recovery Fund L.P. (g)
10.26                   General Security Agreement, dated as of October 1, 1999, by and among Anker, The Bank of New York, as
                        Trustee and Collateral Agent, and the Guarantors signatory thereto (g)
10.27                   Pledge and Security Agreement, dated as of October 1, 1999, among the entities set forth on Schedule A thereto, in favor of The Bank of New York, as Trustee (g)
10.28                   Pledge and Security Agreement, dated as of October 1, 1999, by Anker West Virginia Mining Company, Inc. in
                        favor of The Bank of New York, as Trustee (g)
10.29                   Contract Mining Agreement dated as of June 25, 1999 by and between Anker West Virginia Mining Company,
                        Inc. ("AWVMC") and Baylor Mining, Inc. for contract mining services to be provided at the underground coal mining operation and related surface facilities in Raleigh County, West Virginia, known as the "BayBeck
                        Mine."* (e)
10.30                   Contract Mining Agreement dated as of June 24, 1999 by and between AWVMC and BJM Coal Company for contract mining services to be provided in connection with coal reserves in the Middle Kittanning seam in Upshur
                        County, West Virginia.* (e)

--------

* A portion of the exhibit, as indicated therein, has been redacted pursuant to a request for confidential treatment filed with the Commission.

Exhibit
No.                                                                    Description
---------               ------------------------------------------------------------------------------------------------------------
10.31                   Contract Mining Agreement dated as of April 9, 1999 by and between AWVMC and Steyer Fuel, Inc. for contract mining services to be provided at the underground mining operation in the Bakerstown seam of coal in Garrett County, Maryland, known as the "Steyer Mine."* (e)
10.34                   Employment Agreement dated as of May 1, 1999 by and between Anker Energy Corporation and William D.
                        Kilgore (e)
10.34.1                 Amendment No. 1 Employment Agreement between Anker Energy Corporation and William D. Kilgore, Jr., dated as of July 25, 2000 (h)
10.36                   Coal Sales Agreement, dated as of October 22, 1999, by and between Anker Energy Corporation and AK Steel
                        Corporation* (g)
10.37                   Coal Supply Agreement by and among Anker Energy Corporation, AWVMC, Juliana Mining Company, Inc. and
                        Potomac Electric Power Company* (g)
10.38                   Coal Sales Agreement dated as of September 15, 1989 by and between Anker Energy Corporation and Morgantown
                        Energy Associates* (g)
10.39                   Coal Supply Agreement dated April 1, 1992 between Anker Energy Corporation and Keystone Energy Service
                        Company, L.P.* (g)
10.40                   Coal Supply and Services Agreement dated as of December 1, 1990 between Anker Energy Corporation and ER&L
                        Thames, Inc.* (g)
10.41                   Form of Compensation Letter (h)
21                      List of Subsidiaries of Anker (g)


(a) Incorporated by reference from the registrant's Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-39643) first filed with the Commission on January 12, 1998.
(b) Incorporated by reference from the registrant's Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-39643) first filed with the Commission on February 10, 1998.
(c) Incorporated by reference from the registrant's Form 8-K filed with the Commission on December 10, 1998.
(d) Incorporated by reference from the registrant's Form 8-K filed with the Commission on August 27, 1999.
(e) Incorporated by reference from the registrant's Form 10-Q filed with the Commission on August 16, 1999.
(f) Incorporated by reference from the registrant's Form 10-Q filed with the Commission on November 15, 1999.
(g) Incorporated by reference from the registrant's Registration Statement on Form S-4 (File No. 333-92067) first filed with the Commission on December 3, 1999.
(h) Incorporated by reference from the registrant's Form 10-Q filed with the Commission on August 14, 2000.