Form 10-Q
period 2001-03-31
ANKER COAL GROUP INC
filed 2001-05-15
CIK 1022356

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------


                                    FORM 10-Q

                               -------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

         The Registrant has one class of common stock, par value $0.01 per share. The number of shares of Registrant's common stock outstanding as of May 11, 2001 was 7.083.

                    TABLE OF ADDITIONAL REGISTRANT GUARANTORS

                                                 JURISDICTION OF        I.R.S. EMPLOYER     ADDRESS AND TELEPHONE NUMBER OF
     EXACT NAME OF REGISTRANT GUARANTOR          INCORPORATION OR        IDENTIFICATION          REGISTRANT GUARANTOR'S
        AS SPECIFIED IN ITS CHARTER                ORGANIZATION              NUMBER           PRINCIPAL EXECUTIVE OFFICES

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

                             ANKER COAL GROUP, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001



                                TABLE OF CONTENTS

                                                         PART I

ITEM I.  FINANCIAL STATEMENTS

                  Consolidated Statements of Operations - Three Months
                           Ended March 31, 2001 and 2000 ..........................................................1

                  Consolidated Balance Sheets -
                           March 31, 2001 and December 31, 2000....................................................2

                  Consolidated Statements of Cash Flows - Three Months
                           Ended March 31,  2001 and 2000 .........................................................3

                  Notes to Consolidated Financial Statements.......................................................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..............................................................5-12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................................12


                                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.........................................................................................13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.................................................................13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................................13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................................13

ITEM 5.  OTHER INFORMATION.........................................................................................13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................................13

SIGNATURE PAGES....................................................................................................14-32


                   NOTE CONCERNING FORWARD-LOOKING INFORMATION

This report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding our intent, belief or current expectations for performance, our ability to implement our business plan and related industry developments. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Readers are further cautioned that our actual results, levels of activity, performance or achievements, or industry results may differ materially from those described or implied in the forward-looking statements as a result of various factors, many of which are beyond our control. These factors include, but are not limited to: general economic and business conditions; our ability to implement our business plan, achieve anticipated coal production levels and maintain cost savings; the availability of liquidity and capital resources; our ability to secure new mining permits; changes in the coal production and electricity generation industries; weather; adverse geologic conditions; variations in coal seam thickness; variations in rock and soil overlying the coal deposit; risks inherent in mining; the ability of our contract miners to perform their contractual obligations; a disruption or increase in the cost of transportation services; early modification or termination of our long-term coal supply contracts; renewal of coal supply contracts; competition within the coal production and electricity generation industries; government regulation and regulatory uncertainties; price fluctuations; and labor disruptions. In addition to these factors, our business is subject to other risks. For a description of these risks, please see Exhibit
99.2 to Form 8-K dated February 23, 2001 and filed with the Securities and Exchange Commission on February 26, 2001.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                     THREE MONTHS
                                                                        ENDED
                                                                       MARCH 31,
                                                                2001              2000
                                                                ----              ----
                                                                     (unaudited)

Coal sales and related revenue                                $ 52,590          $ 57,809

Expenses:
     Cost of operations and selling expenses                    47,264            50,404
     Depreciation, depletion and amortization                    4,909             4,428
     General and administrative                                  1,831             1,625
     Financial restructuring fees                                  369               436
     Non-recurring charges                                          --               158
                                                              --------          --------
          Total expenses                                        54,373            57,051
                                                              --------          --------

          Operating (loss) income                               (1,783)              758

Interest                                                        (4,371)           (4,055)
Other income, net                                                1,022               942
                                                              --------          --------

          Loss before income taxes                              (5,132)           (2,355)

Income tax benefit                                                  --               150
                                                              --------          --------

          Net loss                                              (5,132)           (2,205)

Less mandatorily redeemable preferred stock dividends             (388)             (370)
Less mandatorily redeemable preferred stock accretion             (150)             (150)
                                                              --------          --------

          Net loss available to common stockholders           $ (5,670)         $ (2,725)
                                                              ========          ========



                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS
                                                                                                      MARCH 31,      DECEMBER 31,
                                                                                                        2001            2000
                                                                                                        ----            ----
                                                                                                     (unaudited)
Current assets:
     Cash and cash equivalents                                                                        $       5       $       5
     Accounts receivable:
          Trade                                                                                          19,178          18,753
          Affiliates                                                                                          1               2
     Inventories                                                                                          4,090           2,183
     Current portion of long-term notes receivable                                                        1,257           1,616
     Prepaid expenses and other                                                                           2,613           2,949
     Deferred income taxes                                                                                1,326           1,326
                                                                                                      ---------       ---------
          Total current assets                                                                           28,470          26,834

Property, plant and equipment:
     Coal lands and mineral rights                                                                       70,294          67,728
     Machinery and equipment                                                                             74,907          74,825
                                                                                                      ---------       ---------
                                                                                                        145,201         142,553
     Less allowances for depreciation, depletion and amortization                                        55,469          51,379
                                                                                                      ---------       ---------
                                                                                                         89,732          91,174
Other assets:
     Assets held for sale                                                                                 9,000           9,000
     Advance minimum royalties                                                                            8,545           7,828
     Goodwill, net of accumulated amortization of $6,292 and $5,852, respectively                        17,797          18,237
     Other intangible assets, net of accumulated amortization of $2,785 and $2,535, respectively          4,436           4,686
     Notes receivable                                                                                     2,105           2,167
     Other assets                                                                                         3,811           3,870
     Deferred income taxes                                                                                3,396           3,396
                                                                                                      ---------       ---------
          Total assets                                                                                $ 167,292       $ 167,192
                                                                                                      =========       =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable:
          Trade                                                                                       $   8,508       $   8,890
          Affiliates                                                                                        327             533
     Cash overdraft                                                                                       2,491           1,317
     Accrued interest                                                                                     9,195           4,698
     Accrued expenses and other                                                                           5,230           5,036
     Accrued reclamation expenses                                                                           740             786
     Current maturities of long-term debt                                                                 4,262           4,286
     Current maturities of capital lease obligations                                                        378             371
                                                                                                      ---------       ---------
          Total current liabilities                                                                      31,131          25,917

Long-term debt:
     Long-term debt                                                                                     167,549         167,008
     Capital lease obligations                                                                            1,163           1,260
                                                                                                      ---------       ---------
          Total long-term debt                                                                          168,712         168,268

Other liabilities:
     Accrued reclamation expenses                                                                        16,977          16,960
     Other                                                                                                5,072           5,515
                                                                                                      ---------       ---------
          Total other liabilities                                                                        22,049          22,475

Commitments and contingencies                                                                                --              --

Mandatorily redeemable preferred stock                                                                   29,211          28,673

Stockholders' deficit:
     Preferred stock                                                                                     23,000          23,000
     Common stock (100,000 shares authorized; 7,083 shares issued and outstanding)                           --              --
     Paid-in capital                                                                                     52,486          52,486
     Paid-in capital - common stock warrants                                                                 --              --
     Accumulated deficit                                                                               (154,197)       (148,527)
     Treasury stock, at cost                                                                             (5,100)         (5,100)
                                                                                                      ---------       ---------
          Total stockholders' deficit                                                                   (83,811)        (78,141)
                                                                                                      ---------       ---------
          Total liabilities and stockholders' deficit                                                 $ 167,292       $ 167,192
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

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                THREE MONTHS
                                                                                    ENDED
                                                                                  MARCH 31,
                                                                              2001          2000
                                                                              ----          ----
                                                                                  (unaudited)

Cash flows from operating activities:
    Net loss                                                               $ (5,132)      $ (2,205)
          Adjustments to reconcile net loss to net
               cash provided by operating activities:
          Depreciation, depletion and amortization                            4,909          4,428
          Amortization of discount on senior notes                               63             63
          Amortization of unrealized gain on debt restructuring                (774)          (608)
          Deferred income taxes                                                  --           (150)
          Gain (loss) on sale of property, plant and equipment                  (10)            15
          Debt issuance costs related to debt restructuring                     369            436
          Provision for doubtful accounts                                       175             --
          Changes in operating assets and liabilities:
               Accounts receivable                                             (424)         2,041
               Inventories, prepaid expenses and other                       (1,746)           502
               Advance minimum royalties                                       (717)          (479)
               Accounts payable, accrued expenses and other                   3,582           (700)
                                                                           --------       --------
                    Net cash provided by operating activities              $    295       $  3,343
                                                                           --------       --------

Cash flows from investing activities:
     Purchases of property, plant and equipment                            $ (2,686)      $ (2,516)
     Proceeds from sales of property, plant and equipment                        27            411
     Payments received on notes receivable                                      451             17
     Issuance of notes receivable                                               (30)           (25)
     Other assets                                                                --            130
                                                                           --------       --------
                    Net cash used in investing activities                  $ (2,238)      $ (1,983)
                                                                           --------       --------

Cash flows from financing activities:
     Proceeds from revolving line of credit and long-term
          Debt                                                             $ 40,649       $ 25,305
     Principal payments on revolving line of credit and
          long-term debt                                                    (39,428)       (26,007)
     Change in cash overdraft                                                 1,174            (36)
     Principal payments on capital leases                                       (83)            --
     Debt issuance costs                                                       (369)          (624)
                                                                           --------       --------
                    Net cash used in financing activities                  $  1,943       $ (1,362)
                                                                           --------       --------

Decrease in cash and cash equivalents                                      $     --       $     (2)

Cash and cash equivalents at beginning of period                                  5              7
                                                                           --------       --------
Cash and cash equivalents at end of period                                 $      5       $      5
                                                                           ========       ========



                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

1.  ACCOUNTING POLICIES

         The unaudited interim consolidated financial statements of Anker Coal Group, Inc. and its subsidiaries (the Company) presented herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. These unaudited interim consolidated financial statements should be read in conjunction with the other disclosures contained herein and with our audited consolidated financial statements and notes thereto contained in our Form 10-K for the year ended December 31, 2000. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire fiscal year.

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

3.  INVENTORIES

         Coal inventories are stated at the lower of average cost or market and amounted to approximately $3,910 and $1,994 at March 31, 2001 and December 31, 2000, respectively. Supply inventories are stated at the lower of cost (first in, first out) or market and amounted to approximately $180 and $189 at March 31, 2001 and December 31, 2000, respectively.

4.  SUBSIDIARY GUARANTEES

         Anker Coal Group, Inc. is a holding company with no assets other than the investments in its subsidiaries. The 14.25% Series B Second Priority Senior Secured Notes Due 2007 (paid-in-kind through April 1, 2000) are guaranteed by all of the Company's subsidiaries. These subsidiaries are all wholly-owned subsidiaries and have fully and unconditionally guaranteed the 14.25% notes on a joint and several basis. Accordingly, the presentation of condensed financial information concerning these subsidiaries is not considered material to investors.

5.  COMMITMENTS AND CONTINGENCIES

         As discussed in our Form 10-K for the year ended December 31, 2000, in January 2001, the Company paid $280 in disputed premiums, interest and penalties related to the United Mine Workers of America 1992 Benefit Plan. Additionally, the Company has agreed to make four additional quarterly installments of $73 each, including interest, beginning in April 2001 as settlement of its liability for premiums, interest and penalties under the 1992 Benefit Plan.

         The Company is a party to various lawsuits and claims incidental to its business. While it is not possible to predict accurately the outcome of these matters, management does not believe that these actions will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

6.  SUBSEQUENT EVENTS

         On April 12, 2001, the Company completed an exchange offer whereby holders of its outstanding 14.25% notes tendered $34,207 in aggregate principal amount of such notes in exchange for 34,207 shares of Class E convertible preferred stock.

         As part of this exchange, the Company entered into an amendment of the Foothill Loan Agreement under which the lenders (i) consented to the transactions contemplated by the exchange and (ii) reduced the excess availability requirement for making intercompany loans to Anker Coal Group, Inc. and other guarantors of the Company's 14.25% notes, including intercompany loans to pay interest on such notes, from $5,000 to $2,500 for the period from March 13, 2001 through November 1, 2001. The amendment also imposed an additional temporary EBITDA covenant upon the Company for the three month periods ending June 30, 2001 through October 31, 2001.

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


7.  RECLASSIFICATIONS

         Certain amounts have been reclassified in prior year financial statements to conform with current year presentations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         THE APRIL 2001 RESTRUCTURING

         In January, 2001, we were contacted by WL Ross & Co. LLC, an investment manager of WLR Recovery Fund L.P. (formerly known as Rothschild Recovery Fund, L.P.) to discuss a possible exchange of a portion of our 14.25% Series B notes. At that time, WLR Recovery Fund L.P. owned approximately 40% of our notes. As a result of those discussions, and the events affecting our operating performance in the fourth quarter of 2000 and the first quarter of 2001 as discussed in our Form 10-K for the year ended December 31, 2000, we initiated an offer, on February 23, 2001, to exchange up to approximately $38.0 million aggregate principal amount of our notes (30% of the $126.7 million principal amount of notes then outstanding) for new Class E preferred stock. The requirement to make interest payments on our 14.25% notes had significantly impacted our liquidity and limited our operating flexibility, and had substantially reduced our ability to grow or replenish our production base. The purpose of the exchange offer was to strengthen our balance sheet and improve our cash flow with potential interest expense savings.

         On April 12, 2001, we completed the exchange offer. Holders of our outstanding 14.25% notes tendered $34.2 million in aggregate principal amount of our notes in exchange for 34,207 shares of our Class E convertible preferred stock. Each share of Class E preferred stock has a liquidation preference of $1,000. The Class E preferred stock is convertible into 99.99% of our fully diluted common stock as of the effective date of the exchange. The holders of the Class E preferred stock will have the right and power to vote, on an as-converted basis, on any matters upon which the common stockholders are entitled to vote. Dividends will accrue on the Class E preferred stock at a rate of 14.25% per annum. Dividends are payable quarterly in arrears, in cash, or at our option, in shares of Class E preferred stock valued at the liquidation preference of such shares. In accordance with the terms of the exchange offer, we

         o entered into an amendment to our Foothill Loan Agreement under which Foothill and the other senior lenders (i) consented to the transactions contemplated by the exchange offer and (ii) reduced the excess availability requirement for making intercompany loans to Anker Coal Group, Inc. and other guarantors of our 14.25% notes, including intercompany loans to pay interest on such notes, from $5.0 million to $2.5 million for the period from March 13, 2001 through November 1, 2001. Under the amendment, Foothill and the other senior lenders also imposed an additional temporary EBITDA covenant. Under this covenant, our

                  EBITDA, as defined in the loan agreement, at the end of June, July, August, September and October 2001 for the immediately preceding three months must equal or exceed the amounts set forth below:

                                                               Preceding
                                                              Three Month
                          Month Ending                           EBITDA
                          ------------                           ------
                                                          (Dollars in Thousands)

                          June 30, 2001                           $3,435
                          July 31, 2001                           $4,005
                          August 31, 2001                         $4,381
                          September 30, 2001                      $4,721
                          October 31, 2001                        $4,882

         o paid, on April 12, 2001, the interest that had accrued since October 1, 2000 on all of the notes that were tendered in the exchange offer;

         o paid, on April 12, 2001, the interest payment previously due on April 2, 2001 with respect to the unexchanged notes;

         o amended and restated our certificate of incorporation to increase our authorized capital stock, establish the Class E convertible preferred stock and effect a 1 for 1,000 reverse stock split of our outstanding common stock;

         o amended and restated the certificates of designation for our Class A preferred stock, Class B preferred stock and Class D preferred stock; and

         o        cancelled our Class C preferred stock.

         THE IMPACT OF THE RESTRUCTURING AND FUTURE DEBT SERVICE REQUIREMENTS

         As a result of the consummation of the exchange offer, $34.2 million of our 14.25% notes were exchanged for 34,207 shares of our Class E convertible preferred stock. Dividends are payable on the preferred stock at a rate of 14.25% per annum, quarterly in arrears, in cash or, at our option, in shares of Class E preferred stock at the liquidation value of such shares. In addition, as a result of this exchange, our annual interest expense will decline by approximately $3.5 million in 2001 and approximately $4.9 million per year beginning in 2002.

         We expect to record this exchange in accordance with FAS 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" in the second quarter of 2001. Accordingly, the carrying value of our 14.25% notes will be reduced by the fair market value of the Class E preferred stock which is being determined by an independent valuation. The carrying value of our 14.25% notes is comprised of the principal amount of such notes, the unamortized deferred gain related to the previous restructuring and any capitalized costs related to such notes. The cash flows (undiscounted principal plus interest) of the remaining debt obligation will then be compared to the remaining carrying value of the 14.25% notes. If the cash flows exceed such carrying value, no further adjustment is made to the carrying value. If the cash flows are less than the remaining carrying value, a gain is recorded and the carrying value is adjusted downward to reflect the cash flow amount. Additionally, all future cash payments would reduce the carrying value and no interest expense would be recorded. We expect that the cash flows of the debt obligation will significantly exceed the carrying value of the notes due to the interest payments to be made on such notes. Therefore, we expect that the fair market value of the preferred stock will reduce the carrying value of the 14.25% notes and that no further adjustment will be made to the carrying value of the notes as a result of this transaction.

         Even after giving effect to the exchange offer, we will continue to have significant future debt service requirements, including an October 1, 2001 interest payment under our remaining 14.25% notes in the amount of approximately $6.6 million. Our debt service in 2001 under our 14.25% notes and the Foothill loan agreement will be approximately $21.2 million. In 2002, we will be required to make debt service payments related to the remaining 14.25% notes and the Foothill loan agreement of approximately $18.3 million (excluding a $6.6 million balloon payment due at the maturity of the original term loan on December 1, 2002). In order to meet these debt service obligations, we plan to continue to implement our business plan, as more fully described in our Form 10-K for the year ended December 31, 2000. Our only capital resources to make these debt service payments will be available funds under the Foothill loan agreement, cash from operations and asset sales, if any. Our ability to make our debt service payments is subject to risks and uncertainties, including the risks and uncertainties identified at the outset of this report.

         CASH FLOWS

         Our cash and cash equivalents remained constant from December 31, 2000 to March 31, 2001. During the three month period ended March 31, 2001, we generated cash from our operations of $295,000. These funds were provided primarily from cash generated from net income before depreciation, depletion, amortization, non-cash provisions for doubtful accounts and debt issuance costs.

         We used approximately $2.2 million in our investing activities. These funds were used principally to purchase $2.7 million of property, plant and equipment, and were partially offset by the collection of $451,000 of notes receivable.

         We generated approximately $1.9 million of cash from our financing activities. These funds were provided by approximately $3.4 million of borrowings and a cash overdraft under our credit facility and were partially offset by required principal payments of $536,000 on our term loan, required principal payments of $420,000 on our supplemental term loan, required principal payments of $83,000 under our capital lease obligations and $369,000 of financial restructuring fees.

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

         In September 2000, we entered into an amendment to the Foothill loan agreement under which the lenders agreed to provide us with a $6.3 million supplemental term loan to be used to fund, in part, the October 1, 2000 interest payment due on our 14.25% notes. We elected to use this supplemental facility to fund the October 1, 2000 interest payment rather than exercising our option to issue additional 14.25% notes to WLR Recovery Fund L.P. (successor to Rothschild Recovery Fund, L.P.). This supplemental term loan was provided to us within the $40.0 million limit of the working capital revolver, and did not increase the maximum borrowing amount of $55.0 million under the Foothill loan agreement. Accordingly, the maximum amount of the working capital revolver has been reduced by $6.3 million from $40.0 million to $33.7 million. The maximum amount of the revolver will be restored as principal payments under the supplemental term loan are made. The supplemental term loan was advanced to us on October 2, 2000, the date on which the October 1, 2000 interest payment was due under our 14.25% notes.

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

         The following table sets forth the amounts outstanding and borrowing availability under our loan agreement with Foothill as of the dates shown below:

                                                    SUPPLEMENTAL       REVOLVING            REVOLVING
                                   ORIGINAL             TERM            CREDIT               CREDIT
                    DATE           TERM LOAN            LOAN          BORROWINGS          AVAILABILITY
                    ----           ---------            ----          ----------          ------------
                                                   (DOLLARS IN MILLIONS)
                  12/31/00            $10.7              $6.3            $ --                  $13.8
                  03/30/01             10.2               5.9             2.3                   13.1
                  04/30/01             10.0               5.7            13.0                    5.1
                  05/10/01              9.8               5.6            14.2                    4.0

         The decrease in the outstanding principal balance of the original term loan and supplemental term loan resulted from making the scheduled monthly installment payments. The increase in revolving credit borrowings and decline in revolving credit availability from March 30, 2001 to May 10, 2001 were primarily due to the borrowing we made to fund the interest payment on our 14.25% notes on April 12, 2001 and, to a lesser extent, lower coal production. Future changes in coal production and the resulting changes in coal inventory and accounts receivable will impact future revolving credit availability. Reductions in our borrowing base materially reduces our liquidity.

         As discussed below, until November 1, 2001, in order for the borrowers under the Foothill Loan Agreement to make intercompany loans to the guarantors, including to Anker Coal Group, Inc. to pay interest on our 14.25% notes, the borrowers must have borrowing availability of at least $2.5 million after giving effect to the intercompany loan and for the 30 days immediately preceding such loan. On November 2, 2001, the availability requirement increases to $5.0 million. On May 2 and 3, 2001, revolving credit availability under the Foothill Loan Agreement dropped below $2.5 million. We have requested that Foothill and the other lenders waive this default and amend the loan agreement to permit the borrowers to make intercompany loans to the guarantors up to a maximum aggregate amount of $450,000 through the first week of July 2001, even if availability declines below $2.5 million. While we expect Foothill and the other lenders will approve the waiver and amendment, we have not received their approval as of the date of this report. As discussed in "--Results of Operations" below, we expect coal production to begin to increase from our Barbour and Upshur County mining operations during the second quarter. As our coal production increases, borrowing availability under the Foothill Loan Agreement should also begin to increase.

         The loan agreement with Foothill contains covenants that, among other matters, restrict or limit our ability to pay interest and dividends, incur indebtedness, acquire or sell assets and make capital expenditures. In particular, the loan agreement requires that we maintain specified minimum levels of earnings before interest, taxes, depreciation and amortization, referred to as EBITDA, as defined in the loan agreement, during the term of the loan. Beginning with the fiscal quarter ending March 31, 2000, and for each subsequent fiscal quarter, we must have EBITDA of at least $12.0 million at the end of each fiscal quarter for the immediately preceding four fiscal quarters. For the four fiscal quarters ended March 31, 2001, our EBITDA, as defined in the loan agreement, was $20.4 million. We are also required to meet an additional temporary EBITDA requirement that was added to the loan agreement pursuant to the amendment entered into in connection with the exchange offer as discussed above under "The April 2001 Restructuring".

         In addition to the EBITDA requirements, the loan agreement with Foothill prohibits us from making capital expenditures in any fiscal year in excess of $12.0 million. The loan agreement also provides that, in order to advance funds to the guarantors and us, the borrowers under the loan agreement must have borrowing availability of at least $5.0 million after giving effect to the advances and for the 30 days immediately preceding the advances. The borrowing availability must be at least $10.0 million if the advanced funds are to be used to prepay or purchase our 14.25% notes. The amendment entered into in connection with the exchange offer temporarily reduced the $5.0 million borrowing availability requirement to $2.5 million. The temporary reduction in the borrowing availability requirement is in effect for the period from March 13, 2001 through November 1, 2001. As of May 10, 2001, borrowing availability under the loan agreement, after the April 2001 semi-annual interest payment on our notes was made, was approximately $4.0 million. Thus, the maximum amount of intercompany loans which the borrowers could have advanced to the guarantors on that date, based on the temporary reduction relating to the excess availability requirement, was approximately $1.5 million, although the borrowers were prohibited from making such loans on that date as a result of the decline in availability as described above.

         With respect to the original term loan, in addition to regularly scheduled installment principal and interest payments, the loan agreement requires that we apply the first $5.0 million of proceeds from designated asset sales to the repayment of the original term loan. As of April 30, 2001, no amounts had been applied to this requirement. Proceeds used to repay the original term loan cannot be reborrowed.

         Our second long-term debt facility is the indenture governing our 14.25% notes. As of December 31, 2000, the principal amount outstanding under our 14.25% notes was approximately $126.7 million. After giving effect to the exchange offer completed on April 12, 2001, the principal balance outstanding under our 14.25% notes was approximately $92.5 million. The indenture contains covenants that restrict or limit our ability to, among other things, sell assets, pay dividends, redeem stock and incur additional indebtedness. Under the indenture, we may not sell assets unless we receive fair market value and at least 75% of the consideration is in cash or assets to be used in our coal mining business. The indenture also limits our ability to use asset sale proceeds. Specifically, the indenture permits us to use the first $1.0 million of asset sale proceeds for general corporate purposes. We may use proceeds in excess of $1.0 million for permitted purposes, including retiring senior secured debt and making capital expenditures. To the extent we do not use asset sale proceeds in excess of $1.0 million for permitted purposes, we must use 60% of those proceeds to redeem notes at a purchase price equal to the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any. We may use the remaining 40% for general corporate purposes. The indenture also prohibits us from making restricted payments, such as cash dividends and stock redemptions, unless several requirements are met. Except for permitted debt, which includes senior debt up to $55.0 million, debt existing as of October 1, 1999, indebtedness represented by capital lease obligations, mortgage financings or purchase money obligations, and other specified debt, the indenture prohibits us from incurring additional indebtedness unless we meet a fixed charge ratio test.

         Except for the defaults regarding intercompany loans described above, we are currently in compliance with the covenants and restrictions in the loan agreement with Foothill, as discussed above, as well as the indenture governing the 14.25% notes. In the event we were to fail to be in compliance with any one or more of the covenants under our loan agreement with Foothill, Foothill would have various rights and remedies which it could exercise, including the right to
(1) prohibit us from borrowing under the revolving credit facility, (2) accelerate all outstanding borrowings and (3) foreclose on the collateral securing the loan. Similarly, if we were not in compliance with the covenants in the indenture, if we defaulted on a payment of our other senior secured indebtedness or if our other senior secured indebtedness were accelerated as a result of a default under that indebtedness, including the loan agreement with Foothill, the trustee and the noteholders would have various rights and remedies, including the right to call our outstanding notes and, except as limited by the intercreditor agreement with Foothill, to foreclose on the collateral that secures the 14.25% notes.

         CAPITAL EXPENDITURES AND OTHER COMMITMENTS AND CONTINGENCIES

         We currently expect to make capital expenditures of approximately $4.9 million in 2001, exclusive of buyouts of leased equipment. We expect to pay for all such expenditures from operating cash and borrowings under our credit facilities.

         We are required to pay advance minimum royalties under our coal leases. Advance minimum royalties represent payments that we make as the coal lessee to landowners for the right to mine coal from the landowners' property. We expect to make advance minimum royalty payments under our current leases of approximately $3.3 million in 2001; $2.4 million in 2002; $2.4 million in 2003; $2.4 million in 2004; and $2.4 million in 2005.

         We have various office and mining equipment operating lease agreements. The minimum annual rentals for office and mining equipment is expected to be approximately $2.5 million in 2001. Future minimum annual rentals for office and mining equipment is currently expected to be approximately $1.9 million in 2002; $410,000 in 2003; and $270,000 in 2004.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

         COAL SALES AND RELATED REVENUES. Coal sales and related revenue were $52.6 million for the quarter ended March 31, 2001 compared to $57.8 million for the quarter ended March 31, 2000, a decrease of 9.0%. This decrease is the result of a $5.7 million decline in revenue generated from our company-produced coal operations in the first quarter of 2001 compared to the same period in 2000. This decrease in revenue was attributable to a 17.7% decline in the sales volume of company-produced coal, which was partially offset by a 1.4% increase in the sales prices per ton for company-produced coal. The decline in coal sales and related revenue was partially offset by slight increases in revenues from our brokered coal operations, ash disposal services, and shipments of waste coal and blended fuel from our Monongalia County operations in the first quarter of 2001 as compared to the first quarter of 2000. The increase in these revenues resulted from modest improvements in both pricing and volume.

         Coal sales volume declined by approximately 229,000 tons to 1.8 million tons for the quarter ended March 31, 2001, a decrease of 11.1% from the same period in 2000. The decrease in coal sales volume is attributable to a 238,000 ton reduction in the sale of company-produced coal, offset by a 9,000 ton increase in the sale of brokered coal. The decrease in the sales volume of company-produced coal was due to lower coal production, which was attributable primarily to the following:

         o Tonnage levels at our Barbour County deep mine were 175,000 tons lower in the first quarter of 2001 due to the cessation of production to develop the Upper Kittanning seam. As previously disclosed in our Form 10-K for the year ended December 31, 2000, the underground slope to access the Upper Kittanning seam has been completed and the development work to prepare this seam for full coal production is continuing. We currently expect that production from this deep mine will gradually increase during 2001 and that we will produce tonnage during 2001 similar to that produced from this operation during 2000. If we are unable to increase production from this mine, continued lower-than-expected production could have an adverse effect on our borrowing availability, liquidity, financial condition and results of operations.

         o Tonnage levels at our Upshur County deep mines were approximately 45,000 tons lower in the first quarter of 2001 as a result of lower-than-expected clean coal recovery from these mines. With respect to our Spruce Mine No. 2 in Upshur County, we currently expect that the clean coal recovery, and hence production, from this mine will improve as the production units advance under a stream and the reserves on the other side of the stream are developed. Continued lower-than-expected clean coal recovery or clean coal production could have an adverse effect on our borrowing availability, liquidity, financial condition and results of operations.

        While we experienced reduced production at the mines as described above, tonnage levels during the first quarter of 2001 as compared to the same period in 2000 increased at our deep mine in Raleigh County, West Virginia, and at our surface mines in Monongalia County, West Virginia. These increases partially offset the production decreases discussed above.

         COST OF OPERATIONS AND SELLING EXPENSES. The cost of operations and selling expenses totaled $47.3 million for the quarter ended March 31, 2001, compared to $50.4 million for the quarter ended March 31, 2000, a decrease of 6.2%. This decrease resulted primarily from the lower coal sales volume. Although our cost of operations and selling expenses declined in the aggregate, the per ton cost of operations and selling expenses for company-produced and brokered coal increased 5.5% from $24.39 per ton shipped for the quarter ended March 31, 2000 compared to $25.72 per ton for the quarter ended March 31, 2001. The increase in the cost per ton of coal shipped is primarily related to the lower clean coal recovery at our Upshur County operations as discussed above. Lower clean coal recovery has resulted in lower saleable tons and thus, higher costs per ton. The lower clean coal recovery is a direct result of the adverse geologic conditions encountered at these operations, including a thin clay seam and out-of-seam dilution, both of which were unexpected. Additionally, these adverse geologic conditions have caused productivity to decline which has contributed to the increase in the cost per ton of operations and selling expenses. Based on current geologic information and mine plans, we anticipate that these geologic conditions will improve during the second quarter and that we should be able to work our way through these conditions by the end of the second quarter.

         As discussed in our Form 10-K for the year ended December 31, 2000, on March 30, 2001, the contract miner for the Sentinel Mine in Barbour County and the Spruce Mine No. 1 in Upshur County notified us that it was ceasing operations at both mines. We took over these operations and resumed production on April 2, 2001. Consistent with our business plan to use contract miners at our deep mines, we are evaluating the use of contract miners at each of these mines. During the second quarter of 2001, we expect to incur higher operating costs in these mines primarily as a result of increased labor costs necessary to attract and retain skilled miners and increased repair and maintenance expenses. We expect coal production will begin to increase in the Sentinel Mine after the development work in the Upper Kittanning seam is completed. This development work is currently expected to be completed in late May 2001. We also anticipate coal production in the Spruce Mine No. 1 should begin to increase toward the end of the second quarter as we move out of areas in which we are experiencing adverse geologic conditions. As coal production from these mines increases, our per ton costs of operations should begin to decline.

 In an effort to maximize the recovery of our coal reserves in our Baybeck Mine in Raleigh County, we have been working with our contract miner and our customer to develop and mine areas of the reserve that contain lower mining heights. Currently, the contract miner for this deep mine is only required to mine coal reserves that exceed a specified mining height. Because it is more costly to mine thinner coal, the per ton cost for contract mining services to develop and mine these areas will increase. To offset these additional mining costs, we have been in discussions with our customer regarding increasing the sales price for the coal produced from the Baybeck Mine. If we are successful in developing areas of the mine that contain thinner reserves, we expect to incur higher operating costs, but that all or some portion of these additional costs may be offset by an increase in price. As a result of a recent unexpected thinning of the coal seam in one area of this mine, if we are unable to reach an agreement regarding price with our contract miner and our customer, the coal reserves for this mine could be exhausted by June 30, 2001.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization was $4.9 million for the quarter ended March 31, 2001 compared to $4.4 million for the quarter ended March 31, 2000. This increase is primarily the result of additional depreciation recorded in the quarter on the $3.2 million of assets acquired in late December, 2000 under capital lease and other financing arrangements.

         OTHER OPERATING EXPENSES. Other operating expenses for both the quarter ended March 31, 2001 and March 31, 2000 were $2.2 million. Included in other operating expenses are general and administrative expenses, financial restructuring fees and non-recurring charges. General and administrative expenses, exclusive of a charge of $175,000 recorded as an additional allowance for doubtful notes receivable and advances made to one of our contract miners, increased less than $100,000 from approximately $1.6 million for the quarter ended March 31, 2000 to approximately $1.7 million for the same period in 2001. Financial restructuring fees of $369,000 were recorded in the quarter ended March 31, 2001 related to our April 2001 restructuring compared to $436,000 of such costs recorded in the quarter ended March 31, 2000 related to the October 1999 restructuring of our senior notes. We also recorded $158,000 of non-recurring severance charges in the first quarter of 2000 related to management changes.

         INTEREST EXPENSE. Interest expense was $4.4 million for the quarter ended March 31, 2001 compared to $4.1 million for the quarter ended March 31, 2000, an increase of 7.3%. The increase in interest expense was primarily due to interest recorded on the $8.4 million of notes issued on April 1, 2000 representing interest paid-in-kind on such date. We also incurred interest expense on the debt outstanding under our supplemental term loan in the first quarter of 2001 that was not outstanding during the prior year period. Interest expense also increased as a result of additional interest expense under capital lease obligations and other financing arrangements related to the acquisition of mining equipment bought out from operating leases in late December 2000 and higher outstanding borrowings under our revolving credit facility, despite lower interest rates in the last half of the current quarter compared to the same period of 2000.

         OTHER INCOME. Other income includes income from the sale of commission coal, interest, gain or loss on sale of fixed assets, royalties and miscellaneous. Other income for the quarter ended March 31, 2001 was approximately $1.0 million compared to approximately $940,000 for the same quarter of 2000, an increase of approximately 6.4%.

         INCOME TAXES. We did not record an income tax benefit for the quarter ended March 31, 2001. An income tax benefit of $150,000 was recorded for the quarter ended March 31, 2000. The income tax benefit, or provision, for the period is based on the effective tax rate expected to be applicable for the full year. Management has established a valuation allowance for deferred tax assets where it is more likely than not that all or some portion of the deferred tax assets will not be realized.

         NET LOSS. For the quarter ended March 31, 2001, our net loss was approximately $5.1 million compared to a net loss of $2.2 million for the quarter ended March 31, 2000. Of this $2.9 million additional net loss, $2.5 million resulted from operations, $320,000 was due to additional interest expense and $150,000 resulted from a reduced tax benefit. These amounts increased our net loss in 2001 compared to 2000 and were offset by an increase of $80 in other income.

DIVIDEND RESTRICTIONS AFFECTING SUBSIDIARIES

         As of March 31, 2001, there were no restrictions affecting the ability of the subsidiaries guaranteeing our 14.25% notes to make distributions to us or other subsidiaries, except for restrictions in our loan agreement with Foothill and those restrictions provided by law generally, such as the requirement of adequate capital to pay dividends under corporate law. The loan agreement with Foothill provides that, in order to advance funds to us and the other guarantors, the borrowers under the loan agreement must have borrowing availability of at least $5.0 million after giving effect to the advances of funds (or $10.0 million if advances are for prepayment or purchases of our 14.25% notes). This requirement related to the borrowing availability was temporarily reduced to $2.5 million as a result of our April 2001 restructuring. The temporary reduction is in effect for the period from March 13, 2001 through November 1, 2001. As of May 10, 2001, revolving credit availability under the loan agreement was approximately $4.0 million. Thus, the maximum amount of intercompany loans which the borrowers could have advanced to the guarantors on that date, based on the temporary reduction relating to the excess availability requirement, was approximately $1.5 million, although the borrowers were prohibited from making such loans on that date as a result of availability declining below $2.5 million as described in "--Liquidity and Capital Resources--Long-Term Debt" above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Information about market risks for the three-month period ended March 31, 2001 does not differ materially from that discussed in Item 7A of our Form 10-K for the year ended December 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No material litigation has been filed by or against us during the three months ended March 31, 2001. In addition, there were no material changes during the first quarter in legal proceedings previously disclosed by us.

         As discussed in our Form 10-K for the year ended December 31, 2000, we had paid, in January 2001, $280,000 in disputed premiums, interest and penalties related to the United Mine Workers of America 1992 Benefit Plan. Additionally, we have agreed to make four additional quarterly installments of $73,000 each, including interest, beginning in April 2001 as settlement of our liability for premiums, interest and penalties under the 1992 Benefit Plan.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

         The Company filed five reports on Form 8-K in the first quarter of 2001. The date of each report, the items reported and the financial statements filed, if any, with each report are listed below:

         Form 8-K, dated January 10, 2001, reporting on Item 5, regarding our plans for our Sentinel Mine.

         Form 8-K, dated January 24, 2001, reporting on Item 5, regarding our agreement to a debt-for-equity swap.

         Form 8-K, dated February 23, 2001, reporting on Item 5, regarding our offer to exchange debt for equity.

         Form 8-K, dated March 20, 2001, reporting on Item 5, regarding our agreement with Foothill Capital Corporation to amend our loan agreement.

         Form 8-K, dated March 26, 2001, reporting on Item 5, regarding our extending the exchange offer.

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

Dated:  May 15, 2001

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

Dated:  May 15, 2001

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

Dated:  May 15, 2001

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

Dated:  May 15, 2001

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

Dated:  May 15, 2001

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

Dated:  May 15, 2001

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

Dated:  May 15, 2001

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

Dated:  May 15, 2001

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

Dated:  May 15, 2001

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

Dated:  May 15, 2001

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





Dated:  May 15, 2001

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

Dated:  May 15, 2001

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





Dated:  May 15, 2001

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





Dated:  May 15, 2001

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

Dated:  May 15, 2001

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

Dated:  May 15, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UPSHUR PROPERTY, INC.


                                             By:    /s/ Jeffrey R. Kelley
                                                 --------------------------
                                                    Title:  President


                                             By:   /s/ David D. Struth
                                                 --------------------------
                                                     Title: Treasurer

Dated:  May 15, 2001

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





Dated:  May 15, 2001

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

Dated:  May 15, 2001