Form 10-Q
period 2001-06-30
ANKER COAL GROUP INC
filed 2001-08-14
CIK 1022356

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

                               -------------------

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934


                        Commission File Number 333-39643

                             ANKER COAL GROUP, INC.
             (Exact Name Of Registrant As Specified in Its Charter)


        Delaware                                              52-1990183
----------------------------                           ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)


                              2708 Cranberry Square
                         Morgantown, West Virginia 26508
                         -------------------------------
                    (Address Of Principal Executive Offices)

                                 (304) 594-1616
                                 --------------
              (Registrant's telephone number, including area code)





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   X     No
                                                    ----      -------

     The Registrant has one class of common stock, par value $0.01 per share. The number of shares of Registrant's common stock outstanding as of August 14, 2001 was 7.083.

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

                             ANKER COAL GROUP, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                     PART I

ITEM I.  FINANCIAL STATEMENTS

                  Consolidated Statements of Operations - Three Months and Six Months
                           Ended June 30, 2001 and 2000...........................................................1

                  Consolidated Balance Sheets -
                           June 30, 2001 and December 31, 2000....................................................2

                  Consolidated Statements of Cash Flows - Three Months and Six Months
                           Ended June 30,  2001 and 2000..........................................................3

                  Notes to Consolidated Financial Statements......................................................4-5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.............................................................5-12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................................12

                                     PART II

ITEM 1.  LEGAL

Proceedings.......................................................................................................13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS................................................................13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..........................................................................13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................13

ITEM 5.  OTHER INFORMATION........................................................................................13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................................14

SIGNATURE PAGES...................................................................................................15-33

                   NOTE CONCERNING FORWARD-LOOKING INFORMATION

This report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding our intent, belief or current expectations for performance, our ability to implement our business plan and related industry developments. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Readers are further cautioned that our actual results, levels of activity, performance or achievements, or industry results may differ materially from those described or implied in the forward-looking statements as a result of various factors, many of which are beyond our control. These factors include, but are not limited to: general economic and business conditions; our ability to implement our business plan, achieve anticipated coal production levels and maintain cost savings; the availability of liquidity and capital resources; our ability to secure new mining permits; changes in the coal production and electricity generation industries; weather; adverse geologic conditions; variations in coal seam thickness; variations in rock and soil overlying the coal deposit; risks inherent in mining; the ability of our contract miners to perform their contractual obligations; a disruption or increase in the cost of transportation services; early modification or termination of our long-term coal supply contracts; renewal of coal supply contracts; competition within the coal production and electricity generation industries; government regulation and regulatory uncertainties; price fluctuations; and labor disruptions. In addition to these factors, our business is subject to other risks. For a description of these risks, please see Exhibit
99.2 to Form 8-K dated February 23, 2001 and filed with the Securities and Exchange Commission on February 26, 2001 and Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 13, 2001.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                               THREE MONTHS              SIX MONTHS
                                                                  ENDED                    ENDED
                                                                 JUNE 30,                 JUNE 30,
                                                           ----------------------    ----------------------
                                                             2001        2000          2001        2000
                                                           ---------    ---------    ---------    ---------
                                                               (unaudited)                (unaudited)
Coal sales and related revenue                             $  52,880    $  54,717    $ 105,470    $ 112,380

Expenses:
     Cost of operations and selling expenses                  48,613       48,386       95,877       98,790
     Depreciation, depletion and amortization                  4,599        4,457        9,508        8,885
     General and administrative                                1,737        1,702        3,568        3,327
     Financial restructuring fees                                214           85          583          521
     Non-recurring charges                                      --           --            158
                                                           ---------    ---------    ---------    ---------
          Total expenses                                      55,163       54,630      109,536      111,681

          Operating  (loss) income                            (2,283)          87       (4,066)         699

Interest, net                                                 (3,584)      (4,213)      (7,955)      (8,268)
Other income, net                                              1,025          920        2,047        2,008
                                                           ---------    ---------    ---------    ---------

          Loss before income taxes                            (4,842)      (3,206)      (9,974)      (5,561)

Income tax benefit                                              --            430         --            580
                                                           ---------    ---------    ---------    ---------

           Net loss                                           (4,842)      (2,776)      (9,974)      (4,981)

Less stock dividends accruing on Class E preferred stock      (1,069)        --         (1,069)        --
Less mandatorily redeemable preferred stock dividends           (388)        (368)        (776)        (738)
Less mandatorily redeemable preferred stock accretion           (150)        (150)        (300)        (300)
                                                           ---------    ---------    ---------    ---------
          Net loss available to common
            stockholders                                   $  (6,449)   $  (3,294)   $ (12,119)   $  (6,019)
                                                           =========    =========    =========    =========




                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS

                                                                                                   JUNE 30,     DECEMBER 31,
                                                                                                     2001            2000
                                                                                                 -------------  ------------
                                                                                                         (unaudited)
Current assets:
     Cash and cash equivalents                                                                     $       5    $       5
     Accounts receivable:
          Trade                                                                                       22,508       18,753
          Affiliates                                                                                       1            2
     Inventories                                                                                       2,903        2,183
     Current portion of long-term notes receivable                                                     1,066        1,616
     Prepaid expenses and other                                                                        2,783        2,949
     Deferred income taxes                                                                             1,326        1,326
                                                                                                   ---------    ---------
          Total current assets                                                                        30,592       26,834

Property, plant and equipment:
     Coal lands and mineral rights                                                                    70,647       67,728
     Machinery and equipment                                                                          76,056       74,825
                                                                                                   ---------    ---------
                                                                                                     146,703      142,553
     Less allowances for depreciation, depletion and amortization                                     59,234       51,379
                                                                                                   ---------    ---------
                                                                                                      87,469       91,174
Other assets:
     Assets held for sale                                                                              9,000        9,000
     Advance minimum royalties                                                                         8,540        7,828
     Goodwill, net of accumulated amortization of $6,732 and $5,852, respectively                     17,357       18,237
     Other intangible assets, net of accumulated amortization of $3,035 and $2,535, respectively       4,186        4,686
     Notes receivable                                                                                  2,216        2,167
     Other assets                                                                                      3,598        3,870
     Deferred income taxes                                                                             3,396        3,396
                                                                                                   ---------    ---------
          Total assets                                                                             $ 166,354    $ 167,192
                                                                                                   =========    =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable:
          Trade                                                                                    $   9,079    $   8,890
          Affiliates                                                                                     438          533
     Cash overdraft                                                                                    3,345        1,317
     Accrued interest                                                                                  3,644        4,698
     Accrued expenses and other                                                                        5,019        5,036
     Accrued reclamation expenses                                                                        714          786
     Current maturities of long-term debt                                                              4,308        4,286
     Current maturities of capital lease obligations                                                     385          371
                                                                                                   ---------    ---------
          Total current liabilities                                                                   26,932       25,917

Long-term debt:
     Long-term debt                                                                                  141,571      167,008
     Capital lease obligations                                                                         1,130        1,260
                                                                                                   ---------    ---------
          Total long-term debt                                                                       142,701      168,268

Other liabilities:
     Accrued reclamation expenses                                                                     16,991       16,960
     Other                                                                                             4,965        5,515
                                                                                                   ---------    ---------
          Total other liabilities                                                                     21,956       22,475

Commitments and contingencies                                                                           --           --

Mandatorily redeemable preferred stock                                                                29,749       28,673

Stockholders' deficit:
     Preferred stock                                                                                  45,276       23,000
     Common stock (100,000 shares authorized; 7.083 shares issued and outstanding)                      --           --
     Paid-in capital                                                                                  65,386       52,486
     Paid-in capital - common stock warrants                                                            --           --
     Accumulated deficit                                                                            (160,646)    (148,527)
     Treasury stock, at cost                                                                          (5,000)      (5,100)
                                                                                                   ---------    ---------
          Total stockholders' deficit                                                                (54,984)     (78,141)
                                                                                                   ---------    ---------
          Total liabilities and stockholders' deficit                                              $ 166,354    $ 167,192
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

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    SIX MONTHS
                                                                                       ENDED
                                                                                      JUNE 30,
                                                                              -----------------------
                                                                                 2001          2000
                                                                              ----------   ----------
                                                                                    (unaudited)
Cash flows from operating activities:
    Net loss                                                                  $  (9,974)   $  (4,981)
          Adjustments to reconcile net loss to net
               cash provided by (used in) operating activities:
          Depreciation, depletion and amortization                                9,508        8,885
          Amortization of discount on senior notes                                  126          126
          Amortization of unrealized gain on debt restructuring                  (1,581)      (1,349)
          Deferred taxes                                                             --         (580)
          Gain on sale of properties                                                (53)        (233)
          Changes in operating assets and liabilities:
               Accounts receivable                                               (3,754)       2,404
               Inventories, prepaid expenses and other                             (554)         316
               Advance minimum royalties                                           (712)        (909)
               Accounts payable, accrued expenses and other                          77        3,017
               Accrued interest                                                  (1,054)         291
               Accrued reclamation                                                  (41)      (2,052)
               Other assets                                                          28          156
               Other liabilities                                                   (550)        (806)
                                                                              ---------    ---------
                    Net cash (used in) provided by operating activities       $  (8,534)   $   4,285
                                                                              ---------    ---------
Cash flows from investing activities:
     Purchases of properties, plant and equipment                             $  (4,265)   $  (5,193)
     Proceeds from sales of properties                                              139          629
     Payments received on notes receivable                                          531           66
     Issuance of notes receivable                                                   (30)         (25)
                                                                              ---------    ---------
                    Net cash used in investing activities                     $  (3,625)   $  (4,523)
                                                                              ---------    ---------
Cash flows from financing activities:
     Proceeds from revolving line of credit and long-term
          debt                                                                $ 102,607    $  38,166
     Principal payments on revolving line of credit and
          long-term debt                                                        (92,198)     (38,403)
     Principal payments on capital leases                                          (278)          --
     Change in cash overdraft                                                     2,028          473
                                                                              ---------    ---------
                    Net cash  provided  by financing activities               $  12,159    $     236
                                                                              ---------    ---------

Decrease in cash and cash equivalents                                         $      --    $      (2)

Cash and cash equivalents at beginning of period                                      5            7
                                                                              ---------    ---------
Cash and cash equivalents at end of period                                    $       5    $       5
                                                                              =========    =========
Supplemental Cash Flow Information:
      Cash paid for interest                                                  $  10,465    $     775
      Cash paid for income taxes                                                     --          334
      Redeemable preferred stock dividends and accretion                          1,076        1,038
      Stock dividends accruing on Class E preferred stock                         1,069           --
      Assets acquired under capital leases and other financing arrangements          --           --
      Exchange of long-term debt for Class E preferred stock                     34,207           --


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

3.  INVENTORIES

         Coal inventories are stated at the lower of average cost or market and amounted to approximately $2,712 and $1,994 at June 30, 2001 and December 31, 2000, respectively. Supply inventories are stated at the lower of cost (first in, first out) or market and amounted to approximately $191 and $189 at June 30, 2001 and December 31, 2000, respectively.

4.  LONG-TERM DEBT

         The Company recorded, during the current quarter, the exchange of $34,207 of its 14.25% notes for 34,207 shares of Class E convertible preferred stock. The exchange was recorded in accordance with FAS15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings". The Company reduced its carrying value of the notes by $34,207, the fair market value of the Class E preferred stock as determined by an independent valuation. The Company has determined that the cash flows, on an undiscounted basis, of the remaining debt obligation, including interest, exceed the carrying value of the 14.25% notes. Accordingly, no further adjustment was made to the carrying value of the 14.25% notes.

5.  SUBSIDIARY GUARANTEES

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

6.  COMMITMENTS AND CONTINGENCIES

         In January 2001, the Company paid $280 in disputed premiums, interest and penalties related to the United Mine Workers of America 1992 Benefit Plan. Additionally, the Company has agreed to make four additional quarterly installments of $73 each, including interest, beginning in April 2001 as a final settlement of its liability for premiums, interest and penalties under the 1992 Benefit Plan.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         THE IMPACT OF THE APRIL 2001 RESTRUCTURING AND FUTURE DEBT SERVICE REQUIREMENTS

         As a result of the consummation of the April 12, 2001 exchange which was previously described in our Form 10-Q for the quarter ended March 31, 2001, $34.2 million in aggregate principal of our 14.25% notes were exchanged for 34,207 shares of our Class E convertible preferred stock. Dividends are payable on the preferred stock at a rate of 14.25% per annum, quarterly in arrears, in cash or, at our option, in shares of Class E preferred stock at the liquidation value of such shares. In addition, as a result of this exchange, our annual interest expense will decline by approximately $3.5 million in 2001 and approximately $4.9 million per year beginning in 2002.

         We recorded this exchange during the quarter ended June 30, 2001 in accordance with FAS15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the carrying value of our 14.25% notes was reduced by the fair market value of the Class E preferred stock which was $34.2 million as determined by an independent valuation. The carrying value of our 14.25% notes is comprised of the principal amount of such notes, the unamortized deferred gain related to the previous restructuring and any capitalized costs related to such notes. The cash flows (undiscounted principal plus interest) of the remaining debt obligation were then compared to the remaining carrying value of the 14.25% notes. Since the cash flows exceed such carrying value, no further adjustment was made to the carrying value.

         Even after giving effect to the exchange offer, we will continue to have significant future debt service requirements, including an October 1, 2001 interest payment under our remaining 14.25% notes in the amount of approximately $6.6 million. Our debt service in 2001 under our 14.25% notes and the Foothill loan agreement will be approximately $21.1 million. In 2002, we will be required to make debt service payments related to the remaining 14.25% notes and the Foothill loan agreement of approximately $18.2 million (excluding a $6.6 million balloon payment due at the maturity of the original term loan on December 1,
2002). In order to meet these debt service obligations, we plan to continue to implement our business plan, as more fully described in our Form 10-K for the year ended December 31, 2000. Our only capital resources to make these debt service payments will be available funds under the Foothill loan agreement, cash from operations and asset sales, if any. Our ability to make our debt service payments is subject to risks and uncertainties, including the risks and uncertainties identified at the outset of this report.

         CASH FLOWS

         Our cash and cash equivalents remained constant from December 31, 2000 to June 30, 2001. During the six month period ended June 30, 2001, our operations used $8.5 million of cash. These funds were used primarily to increase operating assets, including inventory and advance minimum royalties and reduce operating liabilities, including accrued reclamation expenses.

         We used approximately $3.6 million in our investing activities. These funds were used principally to purchase $4.3 million of property, plant and equipment, and were partially offset by the collection of $531,000 of notes receivable and the proceeds from the sale of properties of $139,000.

         We generated approximately $12.2 million of cash from our financing activities. These funds were provided by approximately $14.3 million of borrowings and a cash overdraft under our credit facility and were partially offset by required principal payments of $1.1 million on our term loan, required principal payments of $840,000 on our supplemental term loan and required principal payments of $278,000 under our capital lease obligations.

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

         The following table sets forth the amounts outstanding and borrowing availability under our loan agreement with Foothill as of the dates shown below:

                                  SUPPLEMENTAL       REVOLVING            REVOLVING
                 ORIGINAL             TERM            CREDIT               CREDIT
  DATE           TERM LOAN            LOAN          BORROWINGS          AVAILABILITY
  ----           ---------        ------------      ----------          ------------
                              (DOLLARS IN MILLIONS)

12/31/00           $10.7               $6.3           $   -                 $13.8
03/30/01            10.2                5.9             2.3                  13.1
04/30/01            10.0                5.7            13.0                   5.1
05/31/01             9.8                5.6            13.6                   5.7
06/30/01             9.6                5.5            12.4                   5.4
07/30/01             9.5                5.3             9.9                   5.9


         The decrease in the outstanding principal balance of the original term loan and supplemental term loan resulted from making the scheduled monthly installment payments. The increase in revolving credit borrowings and decline in revolving credit availability from March 30, 2001 to April 30, 2001 were primarily due to the borrowing we made to fund the interest payment on our 14.25% notes on April 12, 2001 and, to a lesser extent, lower coal production. Future changes in coal production and the resulting changes in coal inventory and accounts receivable will impact future revolving credit availability. Reductions in our borrowing base materially reduces our liquidity.

         As discussed below, until November 1, 2001, in order for the borrowers under the Foothill Loan Agreement to make intercompany loans to the guarantors, including to Anker Coal Group, Inc. to pay interest on our 14.25% notes, the borrowers must have borrowing availability of at least $2.5 million on the date of the loan after giving effect thereto and for the 30 days immediately preceding such loan. On November 2, 2001, the availability requirement increases to $5.0 million. On May 2 and 3, 2001, revolving credit availability under the Foothill Loan Agreement dropped below $2.5 million. Foothill and the other lenders waived this default and amended the loan agreement to permit the borrowers to make intercompany loans to the guarantors up to a maximum aggregate amount of $450,000 through the first week of July 2001, even if availability declined below $2.5 million. As discussed in "--Results of Operations" below, we expect coal production to continue to increase from our Barbour and Upshur County mining operations during the third quarter. As our coal production increases, borrowing availability under the Foothill Loan Agreement should also begin to increase.

         The loan agreement with Foothill contains covenants that, among other matters, restrict or limit our ability to pay interest and dividends, incur indebtedness, acquire or sell assets and make capital expenditures. In particular, the loan agreement requires that we maintain specified minimum levels of earnings before interest, taxes, depreciation and amortization, referred to as EBITDA, as defined in the loan agreement, during the term of the loan. Beginning with the fiscal quarter ending March 31, 2000, and for each subsequent fiscal quarter, we must have EBITDA of at least $12.0 million at the end of each fiscal quarter for the immediately preceding four fiscal quarters. For the four fiscal quarters ended June 30, 2001, our EBITDA, as defined in the loan agreement, was $18.1 million. We are also required to meet an additional temporary EBITDA requirement that was added to the loan agreement pursuant to the amendment entered into in connection with the exchange offer. Beginning with the three months ended June 30, 2001, and for each subsequent three month period ended through, and including October 31, 2001, we must have EBITDA of at least $3.435 million, $4.005 million, $4.381 million, $4.721 million and $4.882 million, respectively. For the three month period ended June 30, 2001, our EBITDA, as defined in the loan agreement, was $3.683 million.

         In addition to the EBITDA requirements, the loan agreement with Foothill prohibits us from making capital expenditures in any fiscal year in excess of $12.0 million. The loan agreement also provides that, in order to advance funds to the guarantors and us, the borrowers under the loan agreement must have borrowing availability of at least $5.0 million after giving effect to the advances and for the 30 days immediately preceding the advances. The borrowing availability must be at least $10.0 million if the advanced funds are to be used to prepay or purchase our 14.25% notes. The amendment entered into in connection with the exchange offer temporarily reduced the $5.0 million borrowing availability requirement to $2.5 million. The temporary reduction in the borrowing availability requirement is in effect for the period from March 13, 2001 through November 1, 2001. As of August 6, 2001, borrowing availability under the loan agreement was approximately $4.5 million. Thus, the maximum amount of intercompany loans which the borrowers could have advanced to the guarantors on that date, based on the temporary reduction relating to the excess availability requirement, was approximately $2.0 million.

         With respect to the original term loan, in addition to regularly scheduled installment principal and interest payments, the loan agreement requires that we apply the first $5.0 million of proceeds from designated asset sales to the repayment of the original term loan. As of July 31, 2001, no amounts had been applied to this requirement. Proceeds used to repay the original term loan cannot be reborrowed.

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

         We are currently in compliance with the covenants and restrictions in the loan agreement with Foothill, as discussed above, as well as the indenture governing the 14.25% notes. In the event we fail to be in compliance with any one or more of the covenants under our loan agreement with Foothill, Foothill would have various rights and remedies which it could exercise, including the right to (1) prohibit us from borrowing under the revolving credit facility, (2) accelerate all outstanding borrowings and (3) foreclose on the collateral securing the loan. Similarly, if we were not in compliance with the covenants in the indenture, if we defaulted on a payment of our other senior secured indebtedness or if our other senior secured indebtedness were accelerated as a result of a default under that indebtedness, including the loan agreement with Foothill, the trustee and the noteholders would have various rights and remedies, including the right to call our outstanding notes and, except as limited by the intercreditor agreement with Foothill, to foreclose on the collateral that secures the 14.25% notes.

         CAPITAL EXPENDITURES AND OTHER COMMITMENTS AND CONTINGENCIES

         We currently expect to make capital expenditures of approximately $8.2 million in 2001. We expect to obtain capital lease funding for $2.6 million of such amount and to pay for all remaining expenditures from operating cash and borrowings under our credit facilities.

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

         As previously announced on June 14, 2001, we have entered into an agreement with Dominion to jointly develop a coal and waste-fired electric power station and mining complex in Upshur County, West Virginia. Dominion will construct, own and operate the 450-megawatt station. We will provide all of the facility's fuel from on-site surface mining operations under a long-term fuel supply agreement. We are continuing to work with Dominion to obtain the necessary federal, state and local permitting that will enable this facility, if developed, to be operational by the end of 2005. We currently anticipate that our capital expenditures related to our mining complex operations at this facility will be approximately $6.5 million in 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

         COAL SALES AND RELATED REVENUES. Coal sales and related revenue were $52.9 million for the three months ended June 30, 2001 compared to $54.7 million for the three months ended June 30, 2000, a decrease of 3.3%. This decrease is the result of a $4.4 million decrease in revenue generated from our company-produced coal operations in the second quarter of 2001 compared to the same period in 2000. This decline was primarily the result of 219,000 fewer tons of company-produced coal having been sold in the second quarter of 2001 as opposed to the same period in 2000. This decline in company-produced coal tonnage was slightly offset by higher average realization on a per ton basis for the current quarter as compared to the same quarter of last year. The decrease in company-produced coal revenue was also partially offset by a $2.9 million increase in revenues from our brokered coal operations in the second quarter of 2001 as compared to the second quarter of 2000. The increase in these brokered coal revenues was due to both higher sales volume and slightly higher average realization on a per ton basis.

         Coal sales volume declined by approximately 161,000 tons to approximately 1.8 million tons for the quarter ended June 30, 2001, a decrease of 8.2% from the same period in 2000. The decrease in coal sales volume is attributable to a 219,000 ton reduction in the sale of company-produced coal, partially offset by a 58,000 ton increase in the sale of brokered coal. The decrease in the sales volume of company-produced coal was due to lower coal production, which was attributable primarily to the following:

         o Tonnage at our Upshur County deep mine were 169,000 tons lower in the second quarter of 2001 due to the continued lower-than-expected clean coal recovery. These mines continue to experience geologic problems that result in bad roof conditions. The Spruce Mine No. 1 has seen some improvement in the geologic conditions and has seen a 5% improvement in the clean coal recovery since April 1, 2001. The Spruce Mine No. 2 continues to encounter a thin layer of clay in the roof of the mine which makes it difficult to hold the roof during production. Our drilling data shows that production should not be negatively impacted by this clay seam in future mining. We are currently planning to drill two additional core holes closer to our current mining to provide us with a better indication of when we should expect to see a change in the roof conditions. Continued lower-than-expected clean coal recovery and geologic problems could have an adverse effect on our borrowing availability, liquidity, financial condition and results of operations.

         o Tonnage at our Grant County deep mine, the Stony River mine, were 56,000 tons lower in the current quarter than in the same period of a year ago. This reduction was anticipated as a result of a planned outage at VEPCO's Mt. Storm Power Station for the installation of pollution scrubbing equipment.

         o Our Raleigh County deep mine, the Baybeck mine, produced 51,000 less tons in the second quarter of 2001 compared to the second quarter of 2000. This reduced tonnage is the result of the thinning of the coal seam as we near depletion of our reserves at this mine. Production ceased at this operation in late June as our contract miner did not have the equipment to properly mine the lower seam heights remaining in the mine. We are working with a new contract miner to develop and mine areas of the reserve that contain these lower mining heights. Because it is more costly to mine thinner coal, the per ton cost for contract mining services to develop and mine these areas will increase. If we are successful in developing areas of the mine that contain thinner reserves, we expect to incur higher operating costs, but that all or some portion of these additional costs may be offset by an increase in price. We currently anticipate that production will resume in mid-August and that this mine will produce approximately 200,000 tons annually for its remaining life. We are also continuing to explore alternatives that will enable us to continue to use our preparation plant, rail loading and related facilities after the depletion of our reserves. These alternatives could involve, among other things, purchasing coal from third party producers or providing processing and loading services to others. Our ability to extend the life of this mine or utilize our assets following depletion of these reserves is subject to certain risks and uncertainties, many of which are beyond our control. Accordingly, we cannot assure you that we will be able to achieve either of these goals on terms acceptable to us, if at all.

        While we experienced reduced production at the mines as described above, tonnage levels during the second quarter of 2001 as compared to the same period in 2000 increased at our surface mines in Monongalia County, West Virginia, and at our deep mining operations in Garrett County, Maryland. These increases partially offset the production decreases discussed above.

         COST OF OPERATIONS AND SELLING EXPENSES. The cost of operations and selling expenses totaled $48.6 million for the quarter ended June 30, 2001, compared to $48.4 million for the quarter ended June 30, 2000, an increase of 0.4%. The cost per ton of operations and selling expenses for company-produced and brokered coal for the quarter ended June 30, 2001 was $27.01 compared to $24.68 of such costs per ton for the quarter ended June 30, 2000, an increase of 9.4%. This increase in the cost per ton of coal shipped is primarily related to the decline in coal sales volume of 161,000 tons from the second quarter of 2000, as discussed above. This decline in coal sales volume was primarily related to the lower-than-expected clean coal recovery and adverse geologic conditions experienced at our Upshur County deep mines. Based on current geologic information and our mine plans, we expect that we will work our way through these conditions and that clean coal recovery will begin to increase. As clean coal recovery increases, the per ton cost of operations and selling expenses are expected to decrease. Such decreases, however, are expected to be partially offset by higher per ton costs expected to be incurred as the thinner reserves are mined at our Raleigh County deep mine, as discussed above.

         As discussed in our Form 10-K for the year ended December 31, 2000 and our Form 10-Q for the quarter ended March 31, 2001, the contract miner for the Sentinel Mine in Barbour County and the Spruce Mine No. 1 in Upshur County notified us on March 30, 2001 that it was ceasing operations at these mines. We took over these operations and resumed production on April 2, 2001. In early July, we entered into a contract mining agreement for the operations in Barbour County and the contract miner began operations on July 6, 2001. Consistent with our business plan to use contract miners at our deep mines, we are continuing to evaluate the use of a contract miner at our Spruce Mine No. 1 in Upshur County.

         In July 2001, we entered into an agency agreement with Enron North America. In connection with this agreement, Enron will assume the sales and marketing responsibility related to our coal operations. Enron is the holder of approximately 21.5% of our Class E convertible preferred stock, and two representatives of Enron serve on our board of directors.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization was $4.6 million for the quarter ended June 30, 2001 and $4.5 million for the quarter ended June 30, 2000.

         OTHER OPERATING EXPENSES. Other operating expenses for the quarter ended June 30, 2001 were $2.0 million compared to $1.8 million for the quarter ended June 30, 2000. Included in other operating expenses are general and administrative expenses and financial restructuring fees. General and administrative expenses were $1.7 million for both the quarter ended June 30, 2001 and for the same period in 2000. Financial restructuring fees of $214,000 were recorded in the quarter ended June 30, 2001 related to the April 2001 restructuring compared to $85,000 for the same period of last year which were related to the March 2000 restructuring.

         INTEREST EXPENSE. Interest expense was $3.6 million for the quarter ended June 30, 2001, compared to $4.2 million for the quarter ended June 30, 2000, a decrease of 14.3%. This decrease is primarily attributable to the April 2001 restructuring in which $34.2 million of 14.25% notes were exchanged for convertible preferred stock. Additionally, interest expense related to our term loan was approximately $111,000 lower in the current quarter than in the same period of last year resulting from both lower interest rates and the lower outstanding balance due to repayments. These interest expense reductions were offset by additional interest expense of $244,000 related to higher average outstanding revolving credit borrowings in the second quarter of 2001 compared to 2000, despite lower interest rates. Also offsetting the reduced interest expense was additional interest expense on the outstanding supplemental term loan and capital lease obligations for the quarter ended June 30, 2001 which were not outstanding during the comparable quarter of 2000.

         OTHER INCOME. Other income includes interest, gain or loss on sale of fixed assets, royalties and miscellaneous income. Other income for the quarter ended June 30, 2001 was approximately $1.0 million compared to $920,000 for the same quarter of 2000.

         INCOME TAXES. We did not record an income tax benefit for the quarter ended June 30, 2001. An income tax benefit of $430,000 was recorded for the quarter ended June 30, 2000, to reflect the deferred tax benefit which resulted from the cancellation of indebtedness income during the financial restructuring. Management has established a valuation allowance for deferred tax assets where it is more likely than not that some portion or all of these assets will not be realized.

         NET LOSS. For the quarter ended June 30, 2001, our net loss was $6.4 million compared to a net loss of $3.3 million for the quarter ended June 30, 2000. Of the additional net loss available to common shareholders of $3.1 million compared to the second quarter of 2000, $2.4 million resulted from operations, $1.1 million was due to dividends accruing on the Class E preferred shares and $430,000 resulted from a reduced tax benefit. These amounts were partially offset by interest expense savings of $629,000 and an increase of $105,000 in other income.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

         COAL SALES AND RELATED REVENUES. Coal sales and related revenue were $105.5 million for the six months ended June 30, 2001 compared to $112.4 million for the six months ended June 30, 2000, a decrease of 6.1%. This decrease is the result of a $10.0 million decrease in revenue generated from our company-produced coal operations in the first six months of 2001 compared to the same period in 2000. This decline was primarily the result of 457,000 fewer tons of company-produced coal having been sold in the first six months of 2001 compared to the same period of 2000. This decline in company-produced coal revenue was slightly offset by higher average realization on a per ton basis. The decrease in company-produced coal revenue was also partially offset by an increase of $3.3 million in revenues from our brokered coal operations in the first six months of 2001 as compared to the first six months of 2000. The increase in these revenues was due to both higher sales volume and increased average realization on a per ton basis.

         Coal sales volume declined by approximately 390,000 tons to 3.6 million tons for the six months ended June 30, 2001, a decrease of 9.7% from the same period in 2000. The decrease in coal sales volume is attributable to a 457,000 ton reduction in the sale of company-produced coal and partially offset by a 67,000 ton increase in the sale of brokered coal. The decrease in the sales volume of company-produced coal was due to lower coal production, which was attributable primarily to the following:

         o Tonnage at our Barbour County deep mine were 214,000 tons lower in the first six months of 2001 due to the cessation of production while development work was begun in the Upper Kittanning seam. We currently expect that production from this deep mine will gradually increase during the remainder of 2001 and that we will produce tonnage during 2001 approximately 10% higher than that produced from this operation in 2000. We currently anticipate that the operation will continue to increase production after 2001. If we are unable to increase production from this mine to these expected levels, continued lower-than-expected production could have an adverse effect on our borrowing availability, liquidity, financial condition and results of operations.

         o Tonnage at our Upshur county deep mines were 214,000 tons lower in the first six months of 2001 than in the first six months of 2000 as a result of the adverse geologic conditions encountered in these mines, as previously discussed.

         o Tonnage at our Grant County deep mine, the Stony River mine, were 114,000 tons lower in the six months ended June 30, 2001 than in the same period of a year ago. This reduction was anticipated, and planned for, as a result of a planned outage at VEPCO's Mt. Storm Power Station for the installation of pollution scrubbing equipment.

        While we experienced reduced production at the mines as described above, tonnage levels during the first six months of 2001 as compared to the same period in 2000 increased at our deep mine in Garrett County, Maryland and at surface mining operations in Monongalia County, West Virginia. These increases partially offset the production decreases discussed above.

         COST OF OPERATIONS AND SELLING EXPENSES. The cost of operations and selling expenses totaled $95.9 million for the six months ended June 30, 2001, compared to $98.8 million for the six months ended June 30, 2000, a decrease of 2.9%. The cost per ton of operations and selling expenses for company-produced and brokered coal for the six months ended June 30, 2001 was $26.35 compared to $24.53 of such costs per ton for the six months ended June 30, 2000, an increase of 7.4%. This increase in the cost per ton of coal shipped was primarily related to the 390,000 ton decline in coal sales volume, as previously discussed. This decline in coal sales volume was the result of the Upshur County geologic conditions and the development work at our Barbour County operation which halted production at this deep mine during the first quarter of this year. As the geologic conditions improve and clean coal recovery increases at our Upshur County deep mines and as production increases at Barbour County as a result of mining the Upper Kittanning seam, we expect that the cost per ton of operations and selling expenses will decline slightly. This slight decline is expected to be partially offset by higher costs per ton to mine the thinner reserves at our Raleigh County deep mine.

         As discussed in our Form 10-K for the year ended December 31, 2000 and our Form 10-Q for the quarter ended March 31, 2001, the contract miner for the Sentinel Mine in Barbour County and the Spruce Mine No. 1 in Upshur County notified us on March 30, 2001 that it was ceasing operations at these mines. We took over these operations and resumed production on April 2, 2001. In early July, we entered into a contract mining agreement for the operations in Barbour County and the contract miner began operations on July 6, 2001. Consistent with our business plan to use contract miners at our deep mines, we are continuing to evaluate the use of a contract miner at our Spruce Mine No. 1 in Upshur County.

         In July 2001, we entered into an agency agreement with Enron North America. In connection with this agreement, Enron will assume the sales and marketing responsibility related to our coal operations. Enron is the holder of approximately 21.5% of our Class E convertible preferred stock, and two representatives of Enron serve on our board of directors.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization was approximately $9.5 million for the six months ended June 30, 2001 and $8.9 million for the six months ended June 30, 2000. This increase is primarily due to additional depreciation expense recorded in the six month period ended June 30, 2001 on the $3.2 million of assets acquired in late December 2000 under capital lease and other financing arrangements. This increase was partially offset by reduced depletion and amortization expense recorded at our Barbour County operations while such operations were in the development stage.

         OTHER OPERATING EXPENSES. Other operating expenses for the six months ended June 30, 2001 were $4.2 million compared to $4.0 million for the six months ended June 30, 2000. Included in other operating expenses are general and administrative expenses, financial restructuring fees and non-recurring charges. General and administrative expenses increased 9.1%, from $3.3 million for the six months ended June 30, 2000 to $3.6 million for the same period in 2001. This increase is primarily the result of a charge of $175,000 recorded as an allowance for doubtful notes receivable and advances made to one of our contract miners.

         INTEREST EXPENSE. Interest expense was $8.0 million for the six months ended June 30, 2001 compared to $8.3 million for the six months ended June 30, 2000, a decrease of 3.6%. This decrease is primarily attributable to the April 2001 restructuring in which $34.2 million of 14.25% notes were exchanged for convertible preferred stock. This interest expense reduction was offset by interest expense on the outstanding supplemental term loan and capital lease obligations which were not outstanding in the same period of 2000 and also by additional interest expense of $253,000 related to higher average outstanding revolving credit borrowings in the first six months of 2001 compared to the same period of 2000, despite lower interest rates in the current period.

         OTHER INCOME. Other income includes interest, gain or loss on sale of fixed assets, royalties and miscellaneous income. Other income for both the six months ended June 30, 2001 and June 30, 2000 was approximately $2.0 million.

         INCOME TAXES. We did not record an income tax benefit for the six months ended June 30, 2001. An income tax benefit of $580,000 was recorded for the six months ended June 30, 2000, to reflect the deferred tax benefit which resulted from the cancellation of indebtedness income during the financial restructuring. Management has established a valuation allowance for deferred tax assets where it is more likely than not that some portion or all of these assets will not be realized.

         NET LOSS. For the six months ended June 30, 2001, our net loss was $12.1 million compared to a net loss of $6.0 million for the six months ended June 30, 2000. The additional net loss available to common shareholders of $6.1 million from the six months ended June 30, 2000 to the six months ended June 30, 2001 is primarily due to lower operating performance of $4.8 million, $1.1 million of dividends accruing on the Class E preferred shares and $580,000 from a reduced tax benefit. These amounts were offset by interest expense savings of $313,000 and an increase of $39,000 in other income.

DIVIDEND RESTRICTIONS AFFECTING SUBSIDIARIES

         As of June 30, 2001, there were no restrictions affecting the ability of the subsidiaries guaranteeing our 14.25% notes to make distributions to us or other subsidiaries, except for restrictions in our loan agreement with Foothill and those restrictions provided by law generally, such as the requirement of adequate capital to pay dividends under corporate law. The loan agreement with Foothill provides that, in order to advance funds to us and the other guarantors, the borrowers under the loan agreement must have borrowing availability of at least $5.0 million after giving effect to the advances of funds (or $10.0 million if advances are for prepayment or purchases of our 14.25% notes). This requirement related to the borrowing availability was temporarily reduced to $2.5 million as a result of our April 2001 restructuring. The temporary reduction is in effect for the period from March 13, 2001 through November 1, 2001. As of August 6, 2001, revolving credit availability under the loan agreement was approximately $4.5 million. Thus, the maximum amount of intercompany loans which the borrowers could have advanced to the guarantors on that date, based on the temporary reduction relating to the excess availability requirement, was approximately $2.0 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Information about market risks for the three-month period ended June 30, 2001 does not differ materially from that discussed in Item 7A of our Form 10-K for the year ended December 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No material litigation has been filed by or against us during the three months ended June 30, 2001. In addition, there were no material changes during the second quarter in legal proceedings previously disclosed by us.

         In January 2001, we paid $280,000 in disputed premiums, interest and penalties related to the United Mine Workers of America 1992 Benefit Plan. Additionally, we have agreed to make four additional quarterly installments of $73,000 each, including interest, beginning in April 2001 as a final settlement of our liability for premiums, interest and penalties under the 1992 Benefit Plan.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 12, 2001, the Company issued 34,207 shares of Class E Convertible Preferred Stock in exchange for $34.2 million of the Company's 14.25% Series B Second Priority Senior Secured Notes due 2007 (paid-in-kind through April 1, 2000). The payment obligations on the Class E Convertible Preferred Stock are jointly and severally guaranteed, fully and unconditionally, by the Company's wholly-owned subsidiaries. The Class E Convertible Preferred Stock is convertible into 99.99% of the Company's fully diluted common stock as of the effective date of the exchange. The exchange was completed without a registration under the Securities Act of 1933 in reliance upon the exemption in
Section 3(a)(9) of that Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Prior to the closing of the April 2001 restructuring on April 12, we obtained the written consent of our stockholders, in lieu of holding a special meeting, to take the following action:

         o to file a second amended and restated certificate of incorporation;

         o

         o to file the Class E convertible preferred stock certificate of designation; and

         o

         o to amend and restate each of the Class A, Class B and Class D preferred stock certificates of designation.

         These actions were approved separately by:

         o a majority of the holders of our voting capital stock, voting as a single class;

         o

         o all holders of our Class A preferred stock, voting as a single class;

         o

         o all holders of our Class B preferred stock, voting as a single class; and

         o

         o all holders of our Class D preferred stock, voting as a single class.

         On June 28, 2001, the holders of a majority of our voting capital stock authorized and approved the filing of the third amended and restated certificate of incorporation by written consent in lieu of a special meeting. The record date for the stockholders' consent was June 27, 2001.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit number 3.1, Third Amended and Restated Certificate of Incorporation of Anker Coal Group, Inc., is filed herewith.

         Exhibit number 10.1, Contract Mining Agreement, dated June 28, 2001, by and between Anker West Virginia Mining Company, Inc. and Ryanstone Coal, L.L.C., for contract mining services to be provided at the underground mining operation and related surface facilities in Barbour County, West Virginia, known as the "Sentinel Mine", is filed herewith.*

         Exhibit number 10.2, Business Opportunity Agreement, dated June 29, 2001, by and between Anker Coal Group, Inc. and Enron North America Corp., is filed herewith.

         Exhibit number 10.3, Business Opportunity Agreement, dated June 29, 2001, by and between Anker Coal Group, Inc., WL Ross & Co, LLC, and WLR Recovery Fund L.P., is filed herewith.

         Exhibit number 10.4, Business Opportunity Agreement, dated June 29, 2001, by and between Anker Coal Group, Inc. and Wexford Capital, LLC, Valentis Investors, LLC, Wexford Spectrum Investors, LLC, and Solitair Corp., is filed herewith.

         * A portion of the exhibit, as indicated therein, has been redacted pursuant to a request for confidential treatment filed with the Commission.

(b)      Reports on Form 8-K.

         The Company filed ten reports on Form 8-K in the second quarter of 2001. The date of each report, the items reported and the financial statements filed, if any, with each report are listed below:

         Form 8-K, dated April 2, 2001, reporting on Item 5, regarding our further extending the exchange offer.

         Form 8-K, dated March 30, 2001 and filed on April 3, 2001, reporting on
         Item 5, regarding our taking over operations at two of our deep mines.

         Form 8-K, dated April 9, 2001, reporting on Item 5, regarding our further extending the exchange offer.

         Form 8-K, dated April 11, 2001, reporting on Item 5, regarding our further extending the exchange offer.

         Form 8-K, dated April 11, 2001, reporting on Item 5, regarding our update concerning the tender amount of the exchange offer.

         Form 8-K, dated April 11, 2001, reporting on Item 5, regarding the announcement of the results of the exchange offer.

         Form 8-K, dated April 12, 2001, reporting on Item 5, regarding the successful completion of the exchange offer.

         Form 8-K, dated May 15, 2001, reporting on Item 5, announcing first quarter 2001 results.

         Form 8-K, dated May 24, 2001, reporting on Item 5, regarding the consent of the lenders to a waiver and proposed amendment.

         Form 8-K, dated June 14, 2001, reporting on Item 5, jointly announcing with Dominion, plans to develop a new coal and waste-fired electric power station and mining complex in Upshur County, WV.

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

Dated:  August 14, 2001

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

Dated:  August 14, 2001

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

Dated:  August 14, 2001

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

Dated:  August 14, 2001

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

Dated:  August 14, 2001

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

Dated:  August 14, 2001

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

Dated:  August 14, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HAWTHORNE COAL COMPANY, INC.


                                            By:      /s/ Charles C. Dunbar
                                                --------------------------------
                                                     Title:  President

                                            By:     /s/ David D. Struth
                                                --------------------------------
                                                      Title: Treasurer

Dated:  August 14, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HEATHER GLEN RESOURCES, INC.


                                            By:      /s/ Jeffrey P. Kelley
                                                --------------------------------
                                                     Title:  President

                                            By:     /s/ David D. Struth
                                                --------------------------------
                                                     Title: Treasurer

Dated:  August 14, 2001

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

Dated:  August 14, 2001

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

Dated:  August 14, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MARINE COAL SALES COMPANY


                                            By:      /s/ Larry F. Kaelin
                                                --------------------------------
                                                     Title:  President

                                            By:     /s/ David D. Struth
                                                --------------------------------
                                                      Title: Treasurer

Dated:  August 14, 2001

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

Dated:  August 14, 2001

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

Dated:  August 14, 2001

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

Dated:  August 14, 2001

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

Dated:  August 14, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UPSHUR PROPERTY, INC.


                                            By:      /s/ Jeffrey P. Kelley
                                                --------------------------------
                                                     Title:  President

                                            By:     /s/ David D. Struth
                                                --------------------------------
                                                      Title: Treasurer

Dated:  August 14, 2001

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

Dated:  August 14, 2001

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

Dated:  August 14, 2001