Form 10-Q
period 2001-09-30
ANKER COAL GROUP INC
filed 2001-11-09
CIK 1022356

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------


                                    FORM 10-Q

                               -------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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



                                 (304) 594-1616
                         -----------------------------
              (Registrant's telephone number, including area code)




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

     The Registrant has one class of common stock, par value $0.01 per share. The number of shares of Registrant's common stock outstanding as of November 8, 2001 was 7.083.

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


                             ANKER COAL GROUP, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001



                                TABLE OF CONTENTS

                                     PART I

ITEM I.  FINANCIAL STATEMENTS

                  Consolidated Statements of Operations - Three Months and Nine Months
                           Ended September 30, 2001 and 2000 ..................................1

                  Consolidated Balance Sheets -
                           September 30, 2001 and December 31, 2000............................2

                  Consolidated Statements of Cash Flows - Three Months and Nine Months
                           Ended September 30,  2001 and 2000 .................................3

                  Notes to Consolidated Financial Statements...................................4-6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..........................................6-15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................15


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.....................................................................16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.......................................................16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................16

ITEM 5.  OTHER INFORMATION.....................................................................16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................................16

SIGNATURE PAGES................................................................................17-34


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                    THREE MONTHS                    NINE MONTHS
                                                                       ENDED                           ENDED
                                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                                2001            2000            2001             2000
                                                                -----           -----           -----            ----
                                                                    (unaudited)                    (unaudited)
Coal sales and related revenue                                $  49,970       $  58,358       $ 155,440       $ 170,738

Expenses:
     Cost of operations and selling expenses                     45,548          52,448         141,425         151,238
     Depreciation, depletion and amortization                     4,700           4,417          14,208          13,302
     General and administrative                                   1,540           1,752           5,108           5,079
     Financial restructuring fees                                  --                21             583             542
     Non-recurring charges                                         --              --              --               158
                                                              ---------       ---------       ---------       ---------
          Total expenses                                         51,788          58,638         161,324         170,319

          Operating  (loss) income                               (1,818)           (280)         (5,884)            419

Interest, net                                                    (3,010)         (4,213)        (10,965)        (12,481)
Other income, net                                                 7,640           1,266           9,687           3,274
                                                              ---------       ---------       ---------       ---------

          Income (loss) before income taxes                       2,812          (3,227)         (7,162)         (8,788)

Income tax benefit                                                3,600             200           3,600             780
                                                              ---------       ---------       ---------       ---------

           Net income (loss)                                      6,412          (3,027)         (3,562)         (8,008)

Less stock dividends accruing on Class E preferred stock         (1,257)           --            (2,326)           --
Less mandatorily redeemable preferred stock dividends ..           (388)           (370)         (1,164)         (1,108)
Less mandatorily redeemable preferred stock accretion ..           (150)           (150)           (450)           (450)
                                                              ---------       ---------       ---------       ---------
          Net income (loss) available to
             common stockholders                              $   4,617       $  (3,547)      $  (7,502)      $  (9,566)
                                                              =========       =========       =========       =========




                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                                                        2001             2000
                                                                                                    -------------    ------------
                                                                                                           (unaudited)
Current assets:
     Cash and cash equivalents                                                                        $       5       $       5
     Accounts receivable:
          Trade                                                                                          17,478          18,753
          Affiliates                                                                                       --                 2
     Inventories                                                                                          3,303           2,183
     Current portion of long-term notes receivable                                                          940           1,616
     Prepaid expenses and other                                                                           3,898           2,949

     Deferred income taxes                                                                                1,190           1,326
                                                                                                      ---------       ---------
          Total current assets                                                                           26,814          26,834

Property, plant and equipment:
     Coal lands and mineral rights                                                                       70,982          67,728

     Machinery and equipment                                                                             76,587          74,825
                                                                                                      ---------       ---------
                                                                                                        147,569         142,553

     Less allowances for depreciation, depletion and amortization                                        62,813          51,379
                                                                                                      ---------       ---------
                                                                                                         84,756          91,174
Other assets:
     Assets held for sale                                                                                 9,000           9,000
     Advance minimum royalties                                                                            8,688           7,828
     Goodwill, net of accumulated amortization of $7,171 and $5,852, respectively                        16,918          18,237
     Other intangible assets, net of accumulated amortization of $3,286 and $2,535, respectively          3,935           4,686
     Notes receivable                                                                                     2,194           2,167
     Other assets                                                                                         3,579           3,870

     Deferred income taxes                                                                                7,132           3,396
                                                                                                      ---------       ---------
          Total assets                                                                                $ 163,016       $ 167,192
                                                                                                      =========       =========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable:
          Trade                                                                                       $   9,890       $   8,890
          Affiliates                                                                                        395             533
     Cash overdraft                                                                                       3,815           1,317
     Accrued interest                                                                                       160           4,698
     Accrued expenses and other                                                                           4,669           5,036
     Accrued reclamation expenses                                                                           702             786
     Current maturities of long-term debt                                                                 4,556           4,286
     Current maturities of capital lease obligations                                                        392             371
                                                                                                      ---------       ---------
          Total current liabilities                                                                      24,579          25,917


Long-term debt:
     Long-term debt                                                                                     134,367         167,008
     Capital lease obligations                                                                            1,100           1,260
                                                                                                      ---------       ---------
          Total long-term debt                                                                          135,467         168,268

Other liabilities:
     Accrued reclamation expenses                                                                        17,004          16,960
     Other                                                                                                4,790           5,515
                                                                                                      ---------       ---------
          Total other liabilities                                                                        21,794          22,475

Commitments and contingencies                                                                              --              --

Mandatorily redeemable preferred stock (26,000 shares authorized; 11,000 shares issued and
outstanding)                                                                                             30,286          28,673

Stockholders' deficit:
     Preferred stock (210,000 shares authorized; 46,533 shares issued and outstanding)                   46,533          23,000
     Common stock (2,000,000 shares authorized; 7.083 shares issued and outstanding)                       --              --
     Paid-in capital                                                                                     65,386          52,486
     Paid-in capital - common stock warrants                                                               --              --
     Accumulated deficit                                                                               (156,029)       (148,527)

     Treasury stock, at cost                                                                             (5,000)         (5,100)
                                                                                                      ---------       ---------
          Total stockholders' deficit                                                                   (49,110)        (78,141)
                                                                                                      ---------       ---------
          Total liabilities and stockholders' deficit                                                 $ 163,016       $ 167,192
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

                     ANKER COAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                          NINE MONTHS
                                                                                             ENDED
                                                                                          SEPTEMBER 30,
                                                                                      2001            2000
                                                                                   ---------       ----------
                                                                                          (unaudited)
Cash flows from operating activities:
    Net loss                                                                       $  (3,562)      $  (8,008)

          Adjustments to reconcile net loss to net cash provided by (used in)
               operating activities:
          Depreciation, depletion and amortization                                    14,208          13,302
          Amortization of discount on senior notes                                       189             189
          Amortization of unrealized gain on debt restructuring                       (2,388)         (2,090)
          Deferred taxes                                                              (3,600)           (780)
          Gain on sale of properties                                                     (91)           (472)
          Debt issuance costs related to debt restructuring                             --               542
          Changes in operating assets and liabilities:
               Accounts receivable                                                     1,277             108
               Inventories, prepaid expenses and other                                (2,069)          1,130
               Advance minimum royalties                                                (860)         (1,121)
               Accounts payable, accrued expenses and other                              494           3,017
               Accrued interest                                                       (4,538)          4,799
               Accrued reclamation                                                       (40)         (2,532)
               Other assets                                                              (67)            618
               Other liabilities                                                        (725)           (847)
                                                                                   ---------       ---------
                    Net cash (used in) provided by operating activities               (1,772)          7,855
                                                                                   ---------       ---------

Cash flows from investing activities:
     Purchases of properties, plant and equipment                                     (5,085)         (6,812)
     Proceeds from sales of properties                                                   229           1,333
     Payments received on notes receivable                                               679             126
     Issuance of notes receivable                                                        (30)           (325)
                                                                                   ---------       ---------
                    Net cash used in investing activities                             (4,207)         (5,678)
                                                                                   ---------       ---------

Cash flows from financing activities:
     Proceeds from revolving line of credit and long-term debt                       160,510          40,068
     Principal payments on revolving line of credit and
          long-term debt                                                            (156,418)        (41,817)
     Debt issuance costs                                                                --              (730)
     Principal payments on capital leases                                               (611)           --
     Change in cash overdraft                                                          2,498             301
                                                                                   ---------       ---------
                    Net cash provided by (used in) financing activities                5,979          (2,178)
                                                                                   ---------       ---------

Decrease in cash and cash equivalents                                                   --                (1)

Cash and cash equivalents at beginning of period                                           5               7
                                                                                   ---------       ---------
Cash and cash equivalents at end of period                                         $       5       $       6
                                                                                   =========       =========


Supplemental Cash Flow Information:
      Cash paid for interest                                                       $  17,703       $   1,158
      Cash paid for income taxes                                                        --               359
      Redeemable preferred stock dividends and accretion                               1,614           1,558
      Stock dividends accruing on Class E preferred stock                              2,326            --
      Assets acquired under capital leases and other
        financing arrangements                                                           415            --
      Exchange of long-term debt for Class E preferred stock                          34,207            --



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

3.  INVENTORIES

         Coal inventories are stated at the lower of average cost or market and amounted to approximately $3,115 and $1,994 at September 30, 2001 and December 31, 2000, respectively. Supply inventories are stated at the lower of cost (first in, first out) or market and amounted to approximately $188 and $189 at September 30, 2001 and December 31, 2000, respectively.

4.  OTHER INCOME

         During the third quarter, the Company entered into an amendment to an existing coal purchase agreement to eliminate its rights to purchase 400,000 tons of coal per year for 2002 and 2003 from the other party to this agreement. In exchange for eliminating its rights to purchase these quantities of coal at specified prices, the Company received a cash payment of $6.6 million which was recorded as a gain from the sale of assets.

5.  LONG-TERM DEBT

         The Company recorded, during the second quarter, the exchange of $34,207 of its 14.25% notes for 34,207 shares of Class E convertible preferred stock. The exchange was recorded in accordance with FAS 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings". The Company reduced its carrying value of the notes by $34,207, the fair market value of the Class E preferred stock as determined by an independent valuation. The Company has determined that the cash flows, on an undiscounted basis, of the remaining debt obligation, including interest, exceed the carrying value of the 14.25% notes. Accordingly, no further adjustment was made to the carrying value of the 14.25% notes.

6.  SUBSIDIARY GUARANTEES

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

7.  COMMITMENTS AND CONTINGENCIES

         In January 2001, the Company paid $280 in disputed premiums, interest and penalties related to the United Mine Workers of America 1992 Benefit Plan. Additionally, the Company has paid two of the four additional quarterly installments of $73 each, including interest, it had agreed to make as a final settlement of its liability for premiums, interest and penalties under the 1992 Benefit Plan. The quarterly installments are due in April, July and October 2001 and January 2002.

         The Company and one of its contract miners, during the third quarter, executed two joint and several term loan notes aggregating $1,434 with respect to the repair and rebuild of certain mining equipment owned by the Company. The notes, and interest thereon, are payable in equal installments over a three-year period. In accordance with the contract mining agreement, the contract miner is responsible for the repayment of such term loan notes. However, the Company has jointly and severally promised to pay amounts due under these term loan notes. Accordingly, the Company is contingently liable for amounts due with respect to these term loan notes. The balance due with respect to such term loan notes at September 30, 2001 was approximately $1,414. Additionally, the Company expects to execute an additional joint and several term loan note of approximately $750 during the fourth quarter of 2001 with respect to the repair and rebuild of certain other mining equipment owned by it in accordance with the contract mining agreement referred to above.

         The Company is a party to various lawsuits and claims incidental to its business. While it is not possible to predict accurately the outcome of these matters, management does not believe that these actions will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

8.  RECLASSIFICATIONS

         Certain amounts have been reclassified in prior year financial statements to conform with current year presentations.

9.  NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset.

         Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

         The Company is required and plans to adopt the provisions of Statement No. 143 for the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report. The Company has historically recognized in its financial statements, liabilities for costs expected to be incurred in the process of reclaiming disturbed acreage after production has been completed and mine closing and related costs. These liabilities are not discounted to their present value. The liabilities recorded for these costs are $17,706 at September 30, 2001. Such liabilities have been expensed as costs of operations in the Company's Statements of Operations.

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and Statement 142 is required to be adopted January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

         Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's Statement of Operations.

         The adoption of Statement 141 is not expected to have a material impact on the Company's financial statements. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         ASSET SALE

         As mentioned in our Form 10-K for the year ended December 31, 2000, we had sold, in July 1999, substantially all of the coal reserves we had controlled in Preston County for approximately $1.3 million in cash plus royalties on future production. Additionally, as part of that sale, we entered into two call agreements with the buyer under which we have the option to purchase up to 400,000 tons of coal per year under each agreement through 2009 and 300,000 tons under each agreement in 2010 produced by the buyer from its existing coal mines at agreed upon prices. In September 2001, the buyer made us an offer to amend one of the call agreements to eliminate the option to purchase 400,000 tons of coal per year for the 2002 and 2003 years in exchange for an immediate cash payment of $6.6 million. All other terms of the call agreements, including the prices at which the coal could be purchased under both agreements and the 2002 and 2003 tonnage options under the other agreement, were unchanged as a result of the amendment to the one agreement. After evaluating the economics of this proposed transaction, we accepted the offer, amended our call agreement to reflect the above and received $6.6 million in cash which was then used to fund our October 1, 2001 interest payment of approximately $6.6 million.

         FUTURE LIQUIDITY

         In October 2001, we received an offer to terminate a fuel agency agreement under which we receive an agency fee on a fixed fee basis for fuel delivered to, or purchased for, a certain facility owned by the other party to such agreement. Again, after evaluating this offer based on several factors, we agreed to terminate this fuel agency agreement for an immediate payment of $250,000 and a deferred payment of approximately $4.8 million which we expect to receive by December 31, 2001.

         The sale of this fuel agency agreement is considered a designated asset sale by Foothill Capital Corporation under our loan agreement that requires the first $5.0 million of proceeds therefrom to be applied to the repayment of the original term loan in inverse order of maturity. We are currently working with Foothill to amend our loan agreement to permit us to apply the proceeds of this sale against our working capital revolver rather than against the original term loan. This should provide us with immediate additional liquidity and working capital revolver availability. We expect that the amendment to the loan agreement will require, among other things, that we apply the first $5.0 million of proceeds applicable to amounts to be received as they relate to the coal and waste-fired electric power station and mining complex in Upshur County, West Virginia, to the repayment of the original term loan in inverse order of maturity. Additionally, the monthly installments being paid against the original term loan are expected to increase to $200,000 plus interest (from approximately $179,000, plus interest) effective January 1, 2002 as a result of the amendment of the Foothill loan agreement.

         THE IMPACT OF THE APRIL 2001 RESTRUCTURING AND FUTURE DEBT SERVICE REQUIREMENTS

         As a result of the consummation of the April 12, 2001 exchange which was previously described in our Forms 10-Q for the quarters ended March 31, 2001 and June 30, 2001, $34.2 million in aggregate principal amount of our 14.25% notes were exchanged for 34,207 shares of our Class E convertible preferred stock. Dividends are payable on the preferred stock at a rate of 14.25% per annum, quarterly in arrears, in cash or, at our option, in additional shares of Class E preferred stock at the liquidation value of such shares. In addition, as a result of this exchange, our annual interest expense will decline by approximately $3.5 million in 2001 and approximately $4.9 million per year beginning in 2002.

         We recorded this exchange during the quarter ended June 30, 2001 in accordance with FAS 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the carrying value of our 14.25% notes was reduced by the fair market value of the Class E preferred stock, which was $34.2 million as determined by an independent valuation. The carrying value of our 14.25% notes is comprised of the principal amount of such notes, the unamortized deferred gain related to the previous restructuring and any capitalized costs related to such notes. The cash flows (undiscounted principal plus interest) of the remaining debt obligation were then compared to the remaining carrying value of the 14.25% notes. Since the cash flows exceed such carrying value, no further adjustment was made to the carrying value.

         Even after giving effect to the exchange offer, we will continue to have significant future debt service requirements under our remaining 14.25% notes. In 2002, we will be required to make debt service payments related to the remaining 14.25% notes and the Foothill loan agreement of approximately $18.3 million, based on the November 1, 2001 prime interest rate (excluding a $6.4 million balloon payment due at the maturity of the original term loan on December 1, 2002). In order to meet these debt service obligations, we plan to continue to implement our business plan, as more fully described in our Form 10-K for the year ended December 31, 2000. Our only capital resources to make these debt service payments will be available funds under the Foothill loan agreement, cash from operations and asset sales, if any. Our ability to make our debt service payments is subject to risks and uncertainties, including the risks and uncertainties identified at the outset of this report.

         CASH FLOWS

         Our cash and cash equivalents remained constant from December 31, 2000 to September 30, 2001. During the nine month period ended September 30, 2001, our operations used $1.8 million of cash. These funds were used primarily to reduce operating liabilities, including accrued interest, and to increase operating assets, including inventory and advance minimum royalties.

         We used approximately $4.2 million in our investing activities. These funds were used principally to purchase $5.1 million of property, plant and equipment, and were partially offset by the collection of $679,000 of notes receivable and the proceeds from the sale of properties of $229,000.

         We generated approximately $6.0 million of cash from our financing activities. These funds were provided by approximately $9.5 million of borrowings and a cash overdraft under our credit facility and were partially offset by required principal payments of $1.6 million on our term loan, required principal payments of $1.3 million on our supplemental term loan and required principal payments of $611,000 under our capital lease obligations.

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

         Borrowing availability under the working capital revolver is limited to 85% of eligible accounts receivable and 65% of eligible inventory. Borrowings under the revolver bear interest, at our option, at either 1% above the prime interest rate or at 3 3/4% above the adjusted Eurodollar rate. The original term loan bears interest at 2 1/2% above the prime interest rate. This term loan is payable in monthly installments of principal of approximately $179,000, plus interest, through December 2001 and is expected to increase to $200,000, plus interest, for the period January 2002 through November 2002 as a result of the anticipated amendment of the Foothill loan agreement described above. Additionally, a final balloon payment will be due on December 1, 2002 in an amount that will equal the then remaining principal balance of the term loan (which we estimate will be approximately $6.4 million). The supplemental term loan bears interest at 2 1/2% above the prime interest rate and is payable in monthly installments of principal and interest starting on January 1, 2001 and continuing through December 1, 2003. The scheduled monthly principal payment under the supplemental term loan is $140,000 from January 1, 2001 through June 1, 2002 and $210,000 from July 1, 2002 through December 1, 2003.

         The following table sets forth the amounts outstanding and borrowing availability under our loan agreement with Foothill as of the dates shown below:

                                           SUPPLEMENTAL       REVOLVING            REVOLVING
                          ORIGINAL             TERM            CREDIT               CREDIT
           DATE           TERM LOAN            LOAN          BORROWINGS          AVAILABILITY
           ----           ---------            ----          ----------          ------------
                                                (DOLLARS IN MILLIONS)
         12/31/00          $10.7               $6.3            $ -                  $13.8
         03/30/01           10.2                5.9              2.3                 13.1
         06/30/01            9.6                5.5             12.4                  5.4
         07/31/01            9.5                5.3              9.7                  5.5
         08/31/01            9.3                5.2              5.8                  8.9
         09/30/01            9.1                5.0              7.1                  6.9
         10/31/01            8.9                4.9             11.5                  4.0

         The decrease in the outstanding principal balance of the original term loan and supplemental term loan resulted from our making the scheduled monthly installment payments. The increase in revolving credit borrowings and decline in revolving credit availability from August 31, 2001 to October 31, 2001 were primarily due to lower coal production. However, these amounts are also affected by the general timing of receipts and disbursements as to the date the amounts are presented in the above table. Future changes in coal production and the resulting changes in coal inventory and accounts receivable will impact future revolving credit availability. Reductions in our borrowing base materially reduce our liquidity. As discussed below, effective November 2, 2001, the temporary reduction relating to our excess availability requirement is removed and the amount is restored to $5.0 million. Accordingly, the amount of intercompany loans which the borrowers can advance to the guarantors may be limited or curtailed, unless and until, revolving credit availability exceeds $5.0 million. We expect that Foothill, as part of the anticipated amendment discussed above, will permit us to provide intercompany loans to the guarantors of up to $190,000 in November 2001 and up to $150,000 in December 2001. These limits will allow us to provide the guarantors with their anticipated funding needs until such time as the $4.8 million of proceeds from the termination of the fuel agency agreement, as described above, are received. We anticipate receiving this amount by December 31, 2001. Receipt of these funds will increase our borrowing availability.

         As discussed below, until November 2, 2001, in order for the borrowers under the Foothill Loan Agreement to make intercompany loans to the guarantors, including to Anker Coal Group, Inc., to pay interest on our 14.25% notes, the borrowers must have borrowing availability of at least $2.5 million on the date of the loan after giving effect thereto and for the 30 days immediately preceding such loan. On November 2, 2001, the availability requirement increased to $5.0 million. As discussed in "--Results of Operations" below, we expect coal production to continue to increase from our Barbour and Upshur County mining operations during the fourth quarter. As our coal production increases, borrowing availability under the Foothill Loan Agreement should also begin to increase. Additionally, as previously discussed in " - Asset Sale" and "- Future Liquidity" above, we have agreed to sell certain assets as a result of two offers we had received. As a result, we have received $6.6 million of cash proceeds in September and we expect to receive $5.0 million of cash proceeds in the fourth quarter which will be used to pay down our revolving credit facility which will also increase our borrowing availability.

         The loan agreement with Foothill contains covenants that, among other matters, restrict or limit our ability to pay interest and dividends, incur indebtedness, acquire or sell assets and make capital expenditures. In particular, the loan agreement requires that we maintain specified minimum levels of earnings before interest, taxes, depreciation and amortization, referred to as EBITDA, as defined in the loan agreement, during the term of the loan. Beginning with the fiscal quarter ending March 31, 2000, and for each subsequent fiscal quarter, we must have EBITDA of at least $12.0 million at the end of each fiscal quarter for the immediately preceding four fiscal quarters. For the four fiscal quarters ended September 30, 2001, our EBITDA, as defined in the loan agreement, was $23.5 million. We are also required to meet an additional temporary EBITDA requirement that was added to the loan agreement pursuant to the amendment entered into in connection with the exchange offer. Beginning with the three months ended June 30, 2001, and for each subsequent three month period ended through, and including October 31, 2001, we must have EBITDA of at least $3.435 million, $4.005 million, $4.381 million, $4.721 million and $4.882 million, respectively. For the three month period ended September 30, 2001, our EBITDA, as defined in the loan agreement, was $10.779 million. This includes a $6.6 million gain from the sale of a portion of certain coal call agreements that we own.

         In addition to the EBITDA requirements, the loan agreement with Foothill prohibits us from making capital expenditures in any fiscal year in excess of $12.0 million. The loan agreement also provides that, in order to advance funds to the guarantors and us, the borrowers under the loan agreement must have borrowing availability of at least $5.0 million after giving effect to the advances and for the 30 days immediately preceding the advances. The borrowing availability must be at least $10.0 million if the advanced funds are to be used to prepay or purchase our 14.25% notes. The amendment entered into in connection with the exchange offer temporarily reduced the $5.0 million borrowing availability requirement to $2.5 million. The temporary reduction in the borrowing availability requirement was in effect for the period from March 13, 2001 through November 1, 2001. As of October 31, 2001, borrowing availability under the loan agreement was approximately $4.0 million. Thus, the maximum amount of intercompany loans which the borrowers could have advanced to the guarantors on that date, based on the temporary reduction relating to the excess availability requirement, was approximately $1.5 million. Effective November 2, 2001, the borrowing availability requirement was restored to $5.0 million.

         With respect to the original term loan, in addition to regularly scheduled installment principal and interest payments, the loan agreement requires that we apply the first $5.0 million of proceeds from designated asset sales to the repayment of the original term loan. As previously discussed in " - Future Liquidity" above, we are working with Foothill on an amendment to our loan agreement that is expected to re-designate the asset sales which will trigger the required repayment of the first $5.0 million of proceeds from such sales. As of October 31, 2001, no amounts had been applied to this requirement. Proceeds used to repay the original term loan cannot be reborrowed.

         Our second long-term debt facility is the indenture governing our 14.25% notes. As of December 31, 2000, the principal amount outstanding under our 14.25% notes was approximately $126.7 million. After giving effect to the exchange offer completed on April 12, 2001, the principal balance outstanding under our 14.25% notes was approximately $92.5 million. The indenture contains covenants that restrict or limit our ability to, among other things, sell assets, pay dividends, redeem stock and incur additional indebtedness. Under the indenture, we may not sell assets unless we receive fair market value and at least 75% of the consideration is in cash or assets to be used in our coal mining business. The indenture also limits our ability to use certain asset sale proceeds. Specifically, the indenture permits us to use the first $1.0 million of certain asset sale proceeds for general corporate purposes. We may use proceeds in excess of $1.0 million for permitted purposes, including retiring senior secured debt and making capital expenditures. To the extent we do not use asset sale proceeds in excess of $1.0 million for permitted purposes, we must use 60% of those proceeds to redeem notes at a purchase price equal to the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any. We may use the remaining 40% for general corporate purposes. The indenture also prohibits us from making restricted payments, such as cash dividends and stock redemptions, unless several requirements are met. Except for permitted debt, which includes senior debt up to $55.0 million, debt existing as of October 1, 1999, indebtedness represented by capital lease obligations, mortgage financings or purchase money obligations, and other specified debt, the indenture prohibits us from incurring additional indebtedness unless we meet a fixed charge ratio test.

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

         As previously announced on June 14, 2001, we entered into an agreement with Dominion to jointly develop a coal and waste-fired electric power station and mining complex in Upshur County, West Virginia. Dominion will construct, own and operate the 450-megawatt station. We will provide all of the facility's fuel from on-site surface mining operations under a long-term fuel supply agreement. We are continuing to work with Dominion to obtain the necessary federal, state and local permitting that will enable this facility, if developed, to be operational by the end of 2005. We currently anticipate that our capital expenditures related to our mining complex operations at this facility will be approximately $6.5 million in 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

         COAL SALES AND RELATED REVENUES. Coal sales and related revenue were $50.0 million for the three months ended September 30, 2001 compared to $58.4 million for the three months ended September 30, 2000, a decrease of 14.4%. This decrease is the result of a $7.4 million decrease in revenue generated from our company-produced coal operations in the third quarter of 2001 compared to the same period in 2000. This decline was primarily the result of 373,000 fewer tons of company-produced coal having been sold in the third quarter of 2001 as opposed to the same period in 2000. This decline in company-produced coal tonnage was slightly offset by higher average realization on a per ton basis for the current quarter as compared to the same quarter of last year. The decrease in company-produced coal revenue was also the result of a $900,000 decrease in revenues from our brokered coal operations in the third quarter of 2001 as compared to the third quarter of 2000. The decrease in these brokered coal revenues was due to lower sales volume despite slightly higher average realization on a per ton basis.

         Coal sales volume declined by approximately 430,000 tons to approximately 1.7 million tons for the quarter ended September 30, 2001, a decrease of 20.4% from the same period in 2000. The decrease in coal sales volume is attributable to a 373,000 ton reduction in the sale of company-produced coal, and by a 57,000 ton decrease in the sale of brokered coal. The decrease in the sales volume of company-produced coal was due to lower coal production, which was attributable primarily to the following:

         o Tonnage at our Upshur County deep mines was 194,000 tons lower in the third quarter of 2001 due to the continued lower-than-expected clean coal recovery. The Spruce Mine No. 1 has seen improvement in the geologic conditions and the clean coal recovery factor has remained relatively stable since June 2001. The Spruce Mine No. 2 continued to encounter a thin layer of clay in the roof of the mine during the early months of the third quarter which made it difficult to hold the roof during production. The results of the two additional core holes that were drilled closer to our current mining have provided us with an indication that we should expect to see improved roof conditions by the end of the fourth quarter of this year. The clean coal recovery factor at this mine has also seen a gain of approximately five percentage points since July 2001. Continued lower-than-expected clean coal recovery and geologic problems could have an adverse effect on our borrowing availability, liquidity, financial condition and results of operations.

         o Our Raleigh County deep mine, the Baybeck mine, produced 101,000 less tons in the third quarter of 2001 compared to the third quarter of 2000. This reduced tonnage is the result of the thinning of the coal seam as we near depletion of our reserves at this mine. Production ceased at this operation in late June as our contract miner did not have the equipment to properly mine the lower seam heights remaining in the mine. In early August, we reached an agreement with a new contract miner to develop and mine areas of the reserve that contain these lower mining heights and production resumed in mid-August. Because it is more costly to mine thinner coal, the per ton cost for contract mining services to develop and mine these areas will increase. If we are successful in developing areas of the mine that contain thinner reserves, we expect to incur higher operating costs, but that all or some portion of these additional costs may be offset by an increase in price. We expect that this mine will produce approximately 200,000 tons annually for its remaining life. We are also continuing to explore alternatives that will enable us to continue to use our preparation plant, rail loading and related facilities after the depletion of our reserves. These alternatives could involve, among other things, purchasing coal from third party producers or providing processing and loading services to others. Our ability to extend the life of this mine or utilize our assets following depletion of these reserves is subject to certain risks and uncertainties, many of which are beyond our control. Accordingly, we cannot assure you that we will be able to achieve either of these goals on terms acceptable to us, if at all.

         o Tonnage at our Grant County deep mine, the Stony River mine, was 36,000 tons lower in the current quarter than in the same period of a year ago. This reduction was anticipated as a result of a planned outage at VEPCO's Mt. Storm Power Station for the installation of pollution scrubbing equipment.

         While we experienced reduced production at the above mentioned mines, tonnage levels during the third quarter of 2001 as compared to the same period in 2000 increased slightly at our surface mines in Monongalia County, West Virginia, and at our deep mining operations in Barbour County, West Virginia. These increases partially offset the production decreases discussed above.

         COST OF OPERATIONS AND SELLING EXPENSES. The cost of operations and selling expenses totaled $45.5 million for the quarter ended September 30, 2001, compared to $52.4 million for the quarter ended September 30, 2000, a decrease of 13.2%. The cost per ton of operations and selling expenses for company-produced and brokered coal for the quarter ended September 30, 2001 was $27.20 compared to $24.94 of such costs per ton for the quarter ended September 30, 2000, an increase of 9.1%. This increase in the cost per ton of coal shipped is primarily related to the decline in coal sales volume of 430,000 tons from the third quarter of 2000, as discussed above. This decline in coal sales volume was primarily related to the lower-than-expected clean coal recovery and adverse geologic conditions experienced at our Upshur County deep mines. Based on current geologic information and our mine plans, we continue to expect that we will work our way through these conditions and that clean coal recovery will begin to increase. As clean coal recovery increases, the per ton cost of operations and selling expenses are expected to decrease. Such decreases, however, are expected to be partially offset by higher per ton costs expected to be incurred as the thinner reserves are mined at our Raleigh County deep mine, as discussed above.

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

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization was $4.7 million for the quarter ended September 30, 2001 and $4.4 million for the quarter ended September 30, 2000. This increase is primarily the result of additional depreciation expense recorded in the current quarter on additional assets acquired in late December 2000 under capital lease and other financing arrangements.

         OTHER OPERATING EXPENSES. Other operating expenses for the quarter ended September 30, 2001 were $1.5 million compared to $1.8 million for the quarter ended September 30, 2000. Included in other operating expenses are general and administrative expenses and financial restructuring fees. General and administrative expenses were $1.5 million for the quarter ended September 30, 2001 compared to $1.7 million for the same period in 2000.

         INTEREST EXPENSE. Interest expense was $3.0 million for the quarter ended September 30, 2001, compared to $4.2 million for the quarter ended September 30, 2000, a decrease of 28.6%. This decrease is primarily attributable to the April 2001 restructuring in which $34.2 million of 14.25% notes were exchanged for convertible preferred stock. Additionally, interest expense related to our term loan was approximately $135,000 lower in the current quarter than in the same period of last year resulting from both lower interest rates and the lower outstanding balance due to repayments. These interest expense reductions were offset by additional interest expense of $168,000 related to higher average outstanding revolving credit borrowings in the third quarter of 2001 compared to 2000, despite lower interest rates. Also offsetting the reduced interest expense was additional interest expense on the outstanding supplemental term loan, capital lease obligations and other financing arrangements for the quarter ended September 30, 2001 which were not outstanding during the comparable quarter of 2000.

         OTHER INCOME. Other income includes interest, gain or loss on sale of fixed assets, royalties and miscellaneous income. Other income for the quarter ended September 30, 2001 was approximately $7.6 million compared to $1.3 million for the same quarter of 2000. This $6.3 million increase was primarily attributable to a gain of $6.6 million recorded from the sale of a small portion (10.0%) of the total tonnage of coal call agreements we own as a result of the sale of substantially all of our Preston County coal reserves in 1999.

         INCOME TAXES. We recorded an income tax benefit of $3.6 million for the quarter ended September 30, 2001 to reflect the deferred tax benefit resulting from a reduction in the valuation allowance previously recorded. The valuation allowance has been reduced to reflect the expected utilization of certain loss carryforwards. An income tax benefit of $200,000 was recorded for the quarter ended September 30, 2000, to reflect the deferred tax benefit which resulted from the cancellation of indebtedness income during the financial restructuring. Management has established a valuation allowance for deferred tax assets where it is more likely than not that a portion of these assets will not be realized.

         NET INCOME. For the quarter ended September 30, 2001, we generated net income of $4.6 million compared to a net loss of $3.5 million for the quarter ended September 30, 2000. Of the additional net income available to common shareholders of $8.1 million compared to the second quarter of 2000, $6.4 million resulted from the increase in other income, $1.2 million resulted from interest expense savings and $3.4 million resulted from an additional tax benefit. These amounts were partially offset by a $1.6 million reduction in operating income and additional stock dividends accruing on the Class E preferred shares of $1.3 million.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

         COAL SALES AND RELATED REVENUES. Coal sales and related revenue were $155.4 million for the nine months ended September 30, 2001 compared to $170.7 million for the nine months ended September 30, 2000, a decrease of 9.0%. This decrease is the result of a $17.5 million decrease in revenue generated from our company-produced coal operations in the first nine months of 2001 compared to the same period in 2000. This decline was primarily the result of 820,000 fewer tons of company-produced coal having been sold in the first nine months of 2001 compared to the same period of 2000. This decline in company-produced coal revenue was slightly offset by higher average realization on a per ton basis. The decrease in company-produced coal revenue was also partially offset by an increase of $2.4 million in revenues from our brokered coal operations in the first nine months of 2001 as compared to the first nine months of 2000. The increase in these revenues was due to both higher sales volume and increased average realization on a per ton basis.

         Coal sales volume declined by approximately 820,000 tons to 5.3 million tons for the nine months ended September 30, 2001, a decrease of 13.4% from the same period in 2000. The decrease in coal sales volume is attributable to an 830,000 ton reduction in the sale of company-produced coal and partially offset by a 10,000 ton increase in the sale of brokered coal. The decrease in the sales volume of company-produced coal was due to lower coal production, which was attributable primarily to the following:


         o Tonnage at our Upshur county deep mines was 408,000 tons lower in the first nine months of 2001 than in the first nine months of 2000 as a result of the adverse geologic conditions encountered in these mines, as previously discussed.


         o Tonnage at our Barbour County deep mine was 187,000 tons lower in the first nine months of 2001 due to the cessation of production while development work was begun in the Upper Kittanning seam. We currently expect that production from this deep mine will gradually increase during the remainder of 2001 and that we will produce tonnage during 2001 approximately 10% higher than that produced from this operation in 2000. We currently anticipate that the operation will continue to increase production after 2001. If we are unable to increase production from this mine to these expected levels, continued lower-than-expected production could have an adverse effect on our borrowing availability, liquidity, financial condition and results of operations.

         o Tonnage at our Grant County deep mine, the Stony River mine, were 150,000 tons lower in the nine months ended September 30, 2001 than in the same period of a year ago. This reduction was anticipated, and planned for, as a result of a planned outage at VEPCO's Mt. Storm Power Station for the installation of pollution scrubbing equipment.

        While we experienced reduced production at the mines described above, tonnage levels during the first nine months of 2001 as compared to the same period in 2000 increased at our surface mining operations in Monongalia County, West Virginia, and at our deep mine in Garrett County, Maryland. These increases partially offset the production decreases discussed above.

         COST OF OPERATIONS AND SELLING EXPENSES. The cost of operations and selling expenses totaled $141.4 million for the nine months ended September 30, 2001, compared to $151.2 million for the nine months ended September 30, 2000, a decrease of 6.5%. The cost per ton of operations and selling expenses for company-produced and brokered coal for the nine months ended September 30, 2001 was $26.62 compared to $24.66 of such costs per ton for the nine months ended September 30, 2000, an increase of 7.9%. This increase in the cost per ton of coal shipped was primarily related to the 820,000 ton decline in coal sales volume, as previously discussed. This decline in coal sales volume was the result of the Upshur County geologic conditions and the development work at our Barbour County operation which halted production at this deep mine during the first quarter of this year. As the geologic conditions improve and clean coal recovery increases at our Upshur County deep mines and as production increases at Barbour County as a result of mining the Upper Kittanning seam, we expect that the cost per ton of operations and selling expenses will decline slightly. This slight decline is expected to be offset by higher costs per ton to mine the thinner reserves at our Raleigh County deep mine.

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

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization was approximately $14.2 million for the nine months ended September 30, 2001 and $13.3 million for the nine months ended September 30, 2000. This increase is primarily due to additional depreciation expense recorded in the nine month period ended September 30, 2001 on the $3.2 million of assets acquired in late December 2000 under capital lease and other financing arrangements. This increase was partially offset by reduced depletion and amortization expense recorded at our Barbour County operations while such operations were in the development stage.

         OTHER OPERATING EXPENSES. Other operating expenses for the nine months ended September 30, 2001 were $5.7 million compared to $5.8 million for the nine months ended September 30, 2000. Included in other operating expenses are general and administrative expenses, financial restructuring fees and non-recurring charges. General and administrative expenses were approximately $5.1 million for both the nine months ended September 30, 2001 and for the same period in 2000. Absent a charge of $175,000 recorded in the first quarter of 2001 as an allowance for doubtful notes receivable and advances made to one of our contract miners, our general and administrative expenses would have decreased approximately $150,000 or 2.9% for the nine months ended September 30, 2001 from the same period of one year ago. Financial restructuring fees of $583,000 were recorded in the nine months ended September 30, 2001 related to the April 2001 restructuring compared to $542,000 of such charges for the nine months ended September 30, 2000 related to the March 2000 restructuring.

         INTEREST EXPENSE. Interest expense was $11.0 million for the nine months ended September 30, 2001 compared to $12.5 million for the nine months ended September 30, 2000, a decrease of 12.0%. This decrease is primarily attributable to the April 2001 restructuring in which $34.2 million of 14.25% notes were exchanged for convertible preferred stock. This interest expense reduction was offset by interest expense on the outstanding supplemental term loan and capital lease obligations which were not outstanding in the same period of 2000 and also by additional interest expense of $421,000 related to higher average outstanding revolving credit borrowings in the first nine months of 2001 compared to the same period of 2000, despite lower interest rates in the current period.

         OTHER INCOME. Other income includes interest, gain or loss on sale of fixed assets, royalties and miscellaneous income. Other income for the nine months ended September 30, 2001 was $9.7 million compared to $3.3 million of such income for the nine months ended September 30, 2000. This $6.4 million increase was primarily attributable to a gain of $6.6 million recorded from the sale of a small portion (10.0%) of the total tonnage of coal call agreements we own as a result of the sale of substantially all of our Preston County coal reserves in 1999.

         INCOME TAXES. We recorded an income tax benefit of $3.6 million for the nine months ended September 30, 2001 primarily related to a deferred tax benefit resulting from a reduction in the valuation allowance previously recorded. The valuation allowance has been reduced to reflect the expected utilization of certain loss carryforwards. An income tax benefit of $780,000 was recorded for the nine months ended September 30, 2000, to reflect the deferred tax benefit which resulted from the cancellation of indebtedness income during the financial restructuring. Management has established a valuation allowance for deferred tax assets where it is more likely than not that a portion of these assets will not be realized.

         NET LOSS. For the nine months ended September 30, 2001, our net loss was $7.5 million compared to a net loss of $9.6 million for the nine months ended September 30, 2000. The reduction in net loss available to common shareholders of $2.1 million from the nine months ended September 30, 2000 to the nine months ended September 30, 2001 is primarily due to an increased tax benefit of $2.8 million, interest expense savings of $1.5 million and an increase of $6.4 million in other income.

These amounts were offset by lower operating performance of $6.3 million and $2.3 million of dividends accruing on the Class E preferred shares.

DIVIDEND RESTRICTIONS AFFECTING SUBSIDIARIES

         As of September 30, 2001, there were no restrictions affecting the ability of the subsidiaries guaranteeing our 14.25% notes to make distributions to us or other subsidiaries, except for restrictions in our loan agreement with Foothill and those restrictions provided by law generally, such as the requirement of adequate capital to pay dividends under corporate law. The loan agreement with Foothill provides that, in order to advance funds to us and the other guarantors, the borrowers under the loan agreement must have borrowing availability of at least $5.0 million after giving effect to the advances of funds (or $10.0 million if advances are for prepayment or purchases of our 14.25% notes). This requirement related to the borrowing availability was temporarily reduced to $2.5 million as a result of our April 2001 restructuring. The temporary reduction was in effect for the period from March 13, 2001 through November 1, 2001. As of October 31, 2001, revolving credit availability under the loan agreement was approximately $4.0 million. Thus, the maximum amount of intercompany loans which the borrowers could have advanced to the guarantors on that date, based on the temporary reduction relating to the excess availability requirement, was approximately $1.5 million. Effective November 2, 2001, the borrowing availability requirement was restored to $5.0 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Information about market risks for the three-month period ended September 30, 2001 does not differ materially from that discussed in Item 7A of our Form 10-K for the year ended December 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No material litigation has been filed by or against us during the three months ended September 30, 2001. In addition, there were no material changes during the third quarter in legal proceedings previously disclosed by us.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit number 10.1, Contract Mining Agreement, dated August 1, 2001, by and between Anker West Virginia Mining Company, Inc. and Eccles Energy, Inc., for contract mining services to be provided at the underground mining operation and related surface facilities in Raleigh County, West Virginia, known as the "Baybeck Mine", is filed herewith.*

         * A portion of the exhibit, as indicated therein, has been redacted pursuant to a request for confidential treatment filed with the Commission.

(b)      Reports on Form 8-K.

         No items were filed on Form 8-K in the third quarter of 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ANKER COAL GROUP, INC.


                                           By: /s/ P. Bruce Sparks
                                               ------------------------------
                                               Title:  President


                                           By: /s/ David D. Struth
                                               ------------------------------
                                               Title: Treasurer

Dated:  November 9, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ANKER ENERGY CORPORATION


                                           By: /s/ P. Bruce Sparks
                                               ------------------------------
                                               Title:  President


                                           By: /s/ David D. Struth
                                               ------------------------------
                                               Title: Treasurer

Dated:  November 9, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ANKER GROUP, INC.


                                           By: /s/ P. Bruce Sparks
                                               ------------------------------
                                               Title:  President


                                           By: /s/ David D. Struth
                                               ------------------------------
                                               Title: Treasurer

Dated:  November 9, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ANKER POWER SERVICES, INC.


                                           By: /s/ Richard B. Bolen
                                               ------------------------------
                                               Title:  President


                                           By: /s/ David D. Struth
                                               ------------------------------
                                               Title: Treasurer

Dated:  November 9, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ANKER VIRGINIA MINING COMPANY, INC.


                                           By: /s/ Gerald Peacock
                                               ------------------------------
                                               Title:  President


                                           By: /s/ David D. Struth
                                               ------------------------------
                                               Title: Treasurer

Dated:  November 9, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ANKER WEST VIRGINIA MINING COMPANY, INC.


                                    By: /s/ Gerald Peacock
                                        ------------------------------
                                        Title:  President


                                    By: /s/ David D. Struth
                                        ------------------------------
                                        Title: Treasurer

Dated:  November 9, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BRONCO MINING COMPANY, INC.


                                           By: /s/ P. Bruce Sparks
                                               ------------------------------
                                               Title:  President


                                           By: /s/ David D. Struth
                                               ------------------------------
                                               Title: Treasurer

Dated:  November 9, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HAWTHORNE COAL COMPANY, INC.


                                           By: /s/ Charles C. Dunbar
                                               ------------------------------
                                               Title:  President


                                           By: /s/ David D. Struth
                                               ------------------------------
                                               Title: Treasurer

Dated:  November 9, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HEATHER GLEN RESOURCES, INC.


                                           By: /s/ Jeffrey P. Kelley
                                               ------------------------------
                                               Title:  President


                                           By: /s/ David D. Struth
                                               ------------------------------
                                               Title: Treasurer

Dated:  November 9, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           JULIANA MINING COMPANY, INC.


                                           By: /s/ Gerald Peacock
                                               ------------------------------
                                               Title:  President


                                           By: /s/ David D. Struth
                                               ------------------------------
                                               Title: Treasurer

Dated:  November 9, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           KING KNOB COAL CO., INC.


                                           By: /s/ David D. Struth
                                               ------------------------------
                                               Title:  President and Treasurer





Dated:  November 9, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MARINE COAL SALES COMPANY


                                           By: /s/ Larry F. Kaelin
                                               ------------------------------
                                               Title:  President


                                           By: /s/ David D. Struth
                                               ------------------------------
                                               Title: Treasurer

Dated:  November 9, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MELROSE COAL COMPANY, INC.


                                           By: /s/ David D. Struth
                                               ------------------------------
                                               Title:  President and Treasurer





Dated:  November 9, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NEW ALLEGHENY LAND HOLDING COMPANY, INC.


                                   By: /s/ David D. Struth
                                       ------------------------------
                                       Title:  President and Treasurer





Dated:  November 9, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PATRIOT MINING COMPANY, INC.


                                           By: /s/ Gerald Peacock
                                               ------------------------------
                                               Title:  President


                                           By: /s/ David D. Struth
                                               ------------------------------
                                               Title: Treasurer

Dated:  November 9, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SIMBA GROUP, INC.


                                           By: /s/ P. Bruce Sparks
                                               ------------------------------
                                               Title:  President


                                           By: /s/ David D. Struth
                                               ------------------------------
                                               Title: Treasurer

Dated:  November 9, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           UPSHUR PROPERTY, INC.


                                           By: /s/ Jeffrey P. Kelley
                                               ------------------------------
                                               Title:  President


                                           By: /s/ David D. Struth
                                               ------------------------------
                                               Title: Treasurer

Dated:  November 9, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           VANTRANS, INC.


                                           By: /s/ David D. Struth
                                               ------------------------------
                                               Title:  President and Treasurer





Dated:  November 9, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           VINDEX ENERGY CORPORATION


                                           By: /s/ Gerald Peacock
                                               ------------------------------
                                               Title:  President


                                           By: /s/ David D. Struth
                                               ------------------------------
                                               Title: Treasurer

Dated:  November 9, 2001